Form 10-Q
period 2007-06-30
POWERSHARES DB BASE METALS FUND; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB BASE METALS MASTER FUND
filed 2007-08-14
CIK 1383084, 1367305, 1367306, 1383083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of June 30, 2007: 2,600,000 Limited Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statement of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006 (i)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $66,248,756)	$66,273,423	$—
Cash	5,466,605	1,000

Total assets	$71,740,028	$1,000

Liabilities and shareholders’ equity
Net unrealized depreciation on futures contracts	$2,626,950	$—
Management fee payable	42,747	—
Brokerage fee payable	1,879	—
Other Liabilities	1,000	—

Total liabilities	2,672,576	—

Commitments and contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital— 40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000

Accumulated earnings	63	—

Total General shares	1,063	1,000

Limited shares:
Paid in capital—2,600,000 and no redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	71,587,820	—
Accumulated deficit	(2,521,431)	—

Total Limited shares	69,066,389	—

Total shareholders’ equity	69,067,452	1,000

Total liabilities and shareholders’ equity	$71,740,028	$1,000

Net asset value per share

General shares	$26.58	$25.00
Limited shares	$26.56	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Base Metals Fund as consolidation of DB Base Metals Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Schedule of Investments

June 30, 2007 (unaudited)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.65% due July 5, 2007	17.37%	$11,996,784	$12,000,000
U.S. Treasury Bills, 4.55% due July 12, 2007	2.17	1,498,596	1,500,000
U.S. Treasury Bills, 4.79% due August 2, 2007	47.60	32,872,983	33,000,000
U.S. Treasury Bills, 4.76% due August 9, 2007	28.82	19,905,060	20,000,000

Total United States Treasury Obligations (cost $66,248,756)	95.96%	$66,273,423

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (362 contracts, settlement date November 21, 2007)	(0.72)%	$(495,725)
Copper (135 contracts, settlement date March 19, 2008)	0.50	342,600
Zinc (237 contracts, settlement date May 21, 2008)	(3.58)	(2,473,825)

Net Unrealized Depreciation on Futures Contracts	(3.80)%	$(2,626,950)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Income and Expenses

For the Three Months and Period Ended June 30, 2007 (i)

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Income
Interest income	$607,345	$884,865

Expenses
Management fee	92,138	134,425
Brokerage commissions and fees	3,686	5,377

Total expenses	95,824	139,802

Net investment income	511,521	745,063

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain (Loss) on
United States Treasury Obligations	4,511	4,227
Futures	(119,875)	(668,375)

Net realized loss	(115,364)	(664,148)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	21,704	24,667
Futures	(2,811,450)	(2,626,950)

Net change in unrealized loss	(2,789,746)	(2,602,283)

Net realized and unrealized loss on United States Treasury Obligations and Futures	(2,905,110)	(3,266,431)

Net loss	$(2,393,589)	$(2,521,368)

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Base Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$(5)	$995	1,000,000	$25,000,000	$(127,774)	$24,872,226	$24,873,221
Sale of Limited Shares	—	—	—	—	2,000,000	57,252,848	—	57,252,848	57,252,848
Redemptions of Limited Shares	—	—	—	—	(400,000)	(10,665,028)	—	(10,665,028)	(10,665,028)

Net income (loss):
Net investment income	—	—	11	11	—	—	511,510	511,510	511,521
Net realized gain on United States Treasury Obligations and Futures	—	—	20	20	—	—	(115,384)	(115,384)	(115,364)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	37	37	—	—	(2,789,783)	(2,789,783)	(2,789,746)

Net income (loss):	—	—	68	68	—	—	(2,393,657)	(2,393,657)	(2,393,589)

Balance at June 30, 2007	40	$1,000	$63	$1,063	2,600,000	$71,587,820	$(2,521,431)	$69,066,389	$69,067,452

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000

Sale of Limited Shares	—	—	—	—	3,000,000	82,252,848	—	82,252,848	82,252,848
Redemptions of Limited Shares	—	—	—	—	(400,000)	(10,665,028)	—	(10,665,028)	(10,665,028)

Net income (loss):
Net investment income	—	—	21	21	—	—	745,042	745,042	745,063
Net realized loss on United States Treasury Obligations and Futures	—	—	(2)	(2)	—	—	(664,146)	(664,146)	(664,148)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	—	—	44	44	—	—	(2,602,327)	(2,602,327)	(2,602,283)

Net income (loss):	—	—	63	63	—	—	(2,521,431)	(2,521,431)	(2,521,368)

Balance at June 30, 2007	40	$1,000	$63	$1,063	2,600,000	$71,587,820	$(2,521,431)	$69,066,389	$69,067,452

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Period Ended June 30, 2007 (i)

Period Ended June 30, 2007
Cash flow provided by operating activities
Net loss	$(2,521,368)
Adjustments to reconcile net income to net cash used by operating activities:
Cost of securities purchased	(100,265,451)
Proceeds from securities sold	34,857,039
Net accretion of discount and amortization of premium on United States Treasury Obligations	(836,117)
Net realized gain on United States Treasury Obligations and futures	(4,227)
Net unrealized depreciation on United States Treasury Obligations and futures	2,602,283
Increase in operating liabilities:
Management fee payable	42,747
Brokerage fee payable	1,879
Other Liabilities	1,000

Net cash used in operating activities	(66,122,215)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	82,252,848
Redemption of Limited Shares	(10,665,028)

Net cash provided by financing activities	71,587,820

Net increase in cash	5,465,605

Cash at beginning of period	1,000

Cash at end of period	$5,466,605

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Base Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

(1)	Organization

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

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007(herein referred to as “Period Ended June 30, 2007”).

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

(c) Cash

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. Included in the cash balance is $2,626,950, which relates to variation margin against open futures contracts held by the fund as of June 30, 2007. There were no cash equivalents held by the Fund as of June 30, 2007.

(d) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations is $6,003,508 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended June 30, 2007 and the period ended June 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.03%, on an annual basis, of the net asset value of the Master Fund during the three months ended June 30,2007 and the period ended June 30, 2007.

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

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2007 and the period ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007. In the three months ended June 30, 2007, 2,000,000 additional Limited Shares were issued for $57,252,848 and 400,000 shares were redeemed for $10,665,028. In the period ended June 30, 2007, an additional 2,000,000 Limited Shares were issued for $57,252,848 and 400,000 shares were redeemed for $10,665,028.

(7)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended June 30, 2007 and for the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period ended June 30, 2007”). The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2007	Period Ended June 30, 2007
Net Asset Value
Initial offering price per Limited Share	$—	$25.00
Net realized and change in unrealized gain on United States
Treasury Obligations and Futures	$1.42	$1.05
Net investment income	0.27	0.51

Net increase	1.69	1.56
Net asset value per Limited Share, beginning of period	$24.87	$—

Net asset value per Limited Share, end of period	$26.56	$26.56

Market value per Limited Share, beginning of period	$24.82	$—

Market value per Limited Share, end of period	$26.58	$26.58

Ratio to average net assets (i)
Net investment income	4.06%	4.07%

Total expenses	0.76%	0.76%

Total Return, at net asset value (ii)	6.80%	6.24%

Total Return, at market value (ii)	7.09%	6.32%

(i)	Percentage are annualized.
(ii)	Percentages are not annualized and for the period ended June 30, 2007 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

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

Performance Summary

This report covers the three months ended June 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to June 30, 2007 (herein referred to as “Period Ended June 30, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

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

The section “Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2007 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended

June 30, 2007 and the Period Ended June 30, 2007

Index	Total returns for index in the DBLCI-OY Industrial Metals TR™
	Three Months Ended June 30, 2007	For the Period Ended June 30, 2007
DB Aluminum Indices	1.49%	7.17%
DB Zinc Indices	7.66%	-13.83%
DB Copper Indices	13.06%	31.98%

TOTAL RETURN	7.15%	7.19%

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are substantially equal.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND THE PERIOD JANUARY 3, 2007

(COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2007 (REFERRED TO HEREIN AS

“PERIOD ENDED JUNE 30, 2007”)

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Industrial Metals Excess Return™ (DBLCI-OY Industrial Metals ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBB”), (ii) the Fund’s NAV (as reflected by the graph “DBBNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBBMIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBB, DBBNAV AND DBBMIX FOR THE THREE MONTHS ENDED JUNE 30, 2007

AND THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

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

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares increased 7.09% from $24.82 per share to $26.58 per share. Limited Shares traded from a low of $24.85 per share (+0.12%) on April 2, 2007 to a high of $29.43 per share (+18.57%) on May 4, 2007. Total return for the Fund, on a market value basis was 7.09% for the three months ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share increased 6.80% from $24.87 per share to $26.56 per share. Total return on a net asset value basis, for the Fund, was 6.80% for the three months ended June 30, 2007.

Net loss for the three months ended June 30, 2007 was $2.4 million, resulting from $0.6 million of interest income and realized and unrealized loss of $2.9 million and operating expenses of $0.1 million.

FOR THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the period ended June 30, 2007, Limited Shares increased 6.32% from $25.00 per share to $26.58 per share. Limited Shares traded from a low of $22.29 per share (-10.84%) on February 7, 2007 to a high of $29.43 per share (+17.72%) on May 4, 2007. Total return for the Fund, on a market value basis was 6.32% for the period ended June 30, 2007.

Fund Limited Share Net Asset Performance

For the period ended June 30, 2007, the net asset value of each Limited Share increased 6.24% from $25.00 per share to $26.56 per share. Total return on a net asset value basis, for the Fund, was 6.24% for the period ended June 30, 2007.

Net loss for the period ended June 30, 2007 was $2.5 million, resulting from $0.9 million of interest income and realized and unrealized loss of $3.3 million and operating expenses of $0.1 million.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2007 by Index Commodities:

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

Zinc

The price of zinc is volatile and is affected by numerous factors. The closing price of zinc is determined by reference to the official U.S. dollar cash settlement price per ton of the zinc futures contract traded on the LME. The price of zinc is primarily affected by the global demand for and supply of zinc. Demand for zinc is significantly influenced by the level of global industrial economic activity. The galvanized steel industrial sector is particularly important given that the use of zinc in the manufacture of galvanized steel accounts for approximately 50% of world-wide zinc demand. The galvanized steel sector is in turn heavily dependent on the automobile and construction sectors. A relatively widespread increase in the demand for zinc by the galvanized steel sector, particularly in China and the United States, has been the primary cause of the recent rise in zinc prices. An additional, but highly volatile component of demand, is adjustments to inventory in response to changes in economic activity and/or pricing levels. The supply of zinc concentrate (the raw material) is dominated by China, Australia, North America and Latin America. The supply of zinc is also affected by current and previous price levels, which will influence investment decisions in new mines and smelters. It is not possible to predict the aggregate effect of all or any combination of these factors.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-09) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163) was declared effective on May 15, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142163-10) also acts as Post-Effective Amendment No. 1 to File No. 333-135422-09.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, 2.0 million Limited Shares were created for $57.3 million, and 400,000 Limited Shares were redeemed for $10.7 million. For the period ended June 30, 2007, 3,000,000 Limited Shares were created for $82.3 million, and 400,000 Limited Shares were redeemed for $10.7 million. On June 30, 2007, 2,600,000 Limited Shares of the Fund were outstanding for a market capitalization of $69.1 million.

The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2007 to April 30, 2007	400,000	26.66
May 1, 2007 to May 31, 2007	—	—
June 1, 2007 to June 30, 2007	—	—

TOTAL:	400,000	$26.66

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director, Chief Executive
Officer and Principal Financial Officer

Dated: August 14, 2007	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1