Form 10-Q
period 2007-09-30
POWERSHARES DB BASE METALS FUND; DB Multi-Sector Commodity Master Trust; DB BASE METALS MASTER FUND; PowerShares DB Multi-Sector Commodity Trust
filed 2007-11-13
CIK 1383084, 1367305, 1383083, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission File No.	Name of Registrant in Charter	IRS Employer Number

001-33236	POWERSHARES DB BASE METALS FUND	87-0778075
	(A Series of PowerShares DB Multi-Sector Commodity Trust) (Registrant)	(Registrant)

	DB BASE METALS MASTER FUND	87-0778076
	(A Series of DB Multi-Sector Commodity Master Trust) (Rule 140 Co-Registrant)	(Co-Registrant)

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or other Jurisdiction of Incorporation or Organization)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ✓  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer                             Accelerated Filer                             Non-Accelerated Filer   ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ✓

Indicate the number of outstanding Limited Shares as of September 30, 2007: 3,400,000 Limited Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2007

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2007 (unaudited) and December 31, 2006 (i)

	September 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $80,220,392)	$80,300,602	$-
Cash held by broker	14,674,920	1,000

Total assets	$94,975,522	$1,000

Liabilities and shareholders’ equity
Unrealized depreciation on futures contracts	$5,356,538	$-
Management fee payable	52,987	-
Brokerage fee payable	7,589	-
Other Liabilities	1,000	-

Total liabilities	5,418,114	-

Commitments and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and
outstanding as of September 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	54	-

Total General shares	1,054	1,000

Limited shares:
Paid in capital – 3,400,000 and no redeemable
shares issued and outstanding as of September 30, 2007, and December 31, 2006, respectively	93,893,438	-
Accumulated deficit	(4,337,084)	-

Total Limited shares	89,556,354	-

Total shareholders’ equity	89,557,408	1,000

Total liabilities and shareholders’ equity	$94,975,522	$1,000

Net asset value per share
General shares	$26.35	$25.00
Limited shares	$26.34	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Base Metals Fund as consolidation of DB Base Metals Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations

U.S. Treasury Bills, 4.28% due October 4, 2007	13.40%	$ 11,996,808	$ 12,000,000

U.S. Treasury Bills, 4.00% due October 11, 2007	0.55	499,567	500,000

U.S. Treasury Bills, 3.93% due October 18, 2007	11.15	9,984,670	10,000,000

U.S. Treasury Bills, 3.27% due October 25, 2007	5.57	4,988,875	5,000,000

U.S. Treasury Bills, 4.825% due November 1, 2007	36.74	32,903,442	33,000,000

U.S. Treasury Bills, 4.77% due November 8, 2007	22.25	19,927,240	20,000,000

Total United States Treasury Obligations (cost $80,220,392)	89.66%	$ 80,300,602

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(d).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (470 contracts, settlement date November 19, 2007)	(3.96)%	$ (3,544,613)

Copper (176 contracts, settlement date March 17, 2008)	3.13	2,801,625

Zinc (307 contracts, settlement date May 19, 2008)	(5.15)	(4,613,550)

Net Unrealized Depreciation on Futures Contracts	(5.98)%	$ (5,356,538)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statements of

Income and Expense

For the Three Months and Period Ended September 30, 2007 (i)

	Three Months Ended September 30, 2007	Period Ended September 30, 2007
Income
Interest Income	$1,007,637	$1,892,502

Expenses
Management fee	158,807	293,232

Brokerage commissions and fees	6,352	11,729

Total expenses	165,159	304,961

Net investment income	842,478	1,587,541

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Realized Gain (Loss) on

United States Treasury Obligations	15,905	20,132

Futures	-	(668,375)

Net realized gain (loss)	15,905	(648,243)

Net Change in Unrealized Gain (Loss) on

United States Treasury Obligations	55,542	80,210

Futures	(2,729,587)	(5,356,538)

Net change in unrealized loss	(2,674,045)	(5,276,328)

Net realized and unrealized loss on United States Treasury Obligations and Futures	(2,658,140)	(5,924,571)

Net Loss	$(1,815,662)	$(4,337,030)

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Base Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of

Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’	Limited Shares		Accumulated Earnings	Total Limited Shareholders’	Total Shareholders’
	Shares	Amount	(Deficit)	Equity (Deficit)	Shares	Amount	(Deficit)	Equity (Deficit)	Equity (Deficit)
Balance at July 1, 2007	40	$ 1,000	$ 63	$ 1,063	2,600,000	$ 71,587,820	$ (2,521,431)	$ 69,066,389	$ 69,067,452
Sale of Limited Shares					800,000	22,305,618		22,305,618	22,305,618
Redemption of Limited Shares
Net income (loss):
Net investment income			11	11			842,467	842,467	842,478
Net realized gain (loss) on United States Treasury Obligations and Futures			1	1			15,904	15,904	15,905
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(21)	(21)			(2,674,024)	(2,674,024)	(2,674,045)

Net loss:			(9)	(9)			(1,815,653)	(1,815,653)	(1,815,662)

Balance at September 30, 2007	40	$ 1,000	$54	$ 1,054	3,400,000	$ 93,893,438	$ (4,337,084)	$ 89,556,354	$ 89,557,408

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement of

Changes in Shareholders’ Equity

For the Period Ended September 30, 2007

	General Shares				Limited Shares				Total

	General Shares		Accumulated Earnings	Total General Shareholders’	Limited Shares		Accumulated Earnings	Total Limited Shareholders’	Total Shareholders’
	Shares	Amount	(Deficit)	Equity (Deficit)	Shares	Amount	(Deficit)	Equity (Deficit)	Equity (Deficit)
Balance at January 1, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares					3,800,000	104,558,466		104,558,466	104,558,466
Redemption of Limited Shares					(400,000)	(10,665,028)		(10,665,028)	(10,665,028)
Net income (loss):
Net investment income			32	32			1,587,509	1,587,509	1,587,541
Net realized loss on United States Treasury Obligations and Futures			(1)	(1)			(648,242)	(648,242)	(648,243)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			23	23			(5,276,351)	(5,276,351)	(5,276,328)

Net income (loss):			54	54			(4,337,084)	(4,337,084)	(4,337,030)
			-	-					-

Balance at September 30, 2007	40	$1,000	$54	$1,054	3,400,000	$93,893,438	$(4,337,084)	$89,556,354	$89,557,408

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Base Metals Fund and Subsidiary

Unaudited Consolidated Statement

of Cash Flows

For the Period Ended September 30, 2007 (i)

Cash flow provided by operating activities

Net Loss	$	(4,337,030)

Adjustments to reconcile net loss to net cash used by operating activities:

Cost of securities purchased		(185,733,879)

Proceeds from securities sold		107,336,136

Net accretion of discount and amortization of premium on United States

Treasury Obligations		(1,802,517)

Net realized gain on United States Treasury Obligations		(20,132)

Net unrealized loss on United States Treasury Obligations and futures		5,276,328

Increase in operating assets and liabilities:

Payable for securities purchased

Management fee payable		52,987

Brokerage fee payable		7,589

Other liabilities		1,000

Net cash used in operating activities		(79,219,518)

Cash flows from financing activities:

Proceeds from sale of Limited Shares		104,558,466

Redemption of Limited Shares		(10,665,028)

Net cash provided by financing activities		93,893,438

Net increase in cash held by broker		14,673,920

Cash held by broker at beginning of period		1,000

Cash held by broker at end of period		$14,674,920

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Base Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Base Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

(1)	Organization

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

This report covers the three months ended September 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to September 30, 2007 (herein referred to as “Period Ended September 30, 2007”).

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

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

(3)	Related Party Agreements

(a)	The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG.

(b)	The Commodity Broker

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

(c)	Cash Held by Broker

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. Included in the cash balance is $5,356,538, which relates to variation margin against open futures contracts held by the fund as of September 30, 2007. There were no cash equivalents held by the Fund as of September 30, 2007.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations is $6,125,363 which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended and the period ended September 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.03%, on an annual basis, of the net asset value of the Master Fund during the three months ended and the period ended September 30, 2007.

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

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended and the period ended September 30, 2007, the Fund and the Master Fund did not incur such expenses.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007. In the three months ended September 30, 2007, 800,000 additional Limited Shares were issued for $22,305,618. In the period ended September 30, 2007, an additional 3,800,000 Limited Shares were issued for $104,558,466 and 400,000 Limited Shares were redeemed for $10,665,028.

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended September 30, 2007 and for the period from January 3, 2007 (commencement of investment operations) to September 30, 2007 (herein referred to as “Period ended September 30, 2007”). The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2007	Period Ended September 30, 2007
Net Asset Value
Initial offering price per Limited Share	$—	$25.00
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	$(0.48)	$0.57
Net investment income	0.26	0.77
Net increase	(0.22)	1.34

Net asset value per Limited Share, beginning of period	$26.56	$—
Net asset value per Limited Share, end of period	$26.34	$26.34

Market value per Limited Share, beginning of period	$26.58	$—

Market value per Limited Share, end of period	$26.39	$26.39

Ratio to average net assets (i)
Net investment income	3.95%	3.99%

Total expenses	0.77%	0.77%

Total Return, at net asset value (ii)	(0.83)%	5.36%

Total Return, at market value (ii)	(0.71)%	5.56%

(i)	Percentage are annualized.
(ii)	Percentages are not annualized and for the period ended September 30, 2007 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

               The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on the commodities comprising the Index, or the Index Commodities. The Index Commodities are aluminum, zinc and copper. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

Performance Summary

               This report covers the three months ended September 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to September 30, 2007 (herein referred to as “Period Ended September 30, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

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

               The section “Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2007 and the Period Ended September 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Industrial Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2007 and the Period Ended September 30, 2007

Index	Total returns for index in the DBLCI-OY Industrial Metals TR™
	Three Months Ended September 30, 2007	For the Period Ended September 30, 2007
DB Aluminum Indices	-7.84%	7.17%
DB Zinc Indices	-5.85%	-13.83%
DB Copper Indices	10.05%	31.98%
TOTAL RETURN	-0.84%	7.19%

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

Net Asset Value

               Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

Liquidity

               All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THE PERIOD JANUARY 3, 2007

(COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2007 (REFERRED TO HEREIN

AS “PERIOD ENDED SEPTEMBER 30, 2007”)

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

SEPTEMBER 30, 2007 AND THE PERIOD ENDED SEPTEMBER 30, 2007

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

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

               For the three months ended September 30, 2007, Limited Shares decreased 0.71% from $26.58 per share to $26.39 per share. The Limited Share price low and high for the three months ended September 30, 2007 and related change from the Limited Share price on June 30, 2007 was as follows: Limited Shares traded from a high of $28.73 per share (+8.09%) on July 20, 2007 to a low of $24.12 per share (-9.26%) on August 16, 2007. Total return for the Fund, on a market value basis was -0.71% for the three months ended September 30, 2007.

Fund Limited Share Net Asset Performance

               For the three months ended September 30, 2007, the net asset value of each Limited Share decreased 0.83% from $26.56 per share to $26.34 per share. Total return on a net asset value basis, for the Fund, was -0.83% for the three months ended September 30, 2007.

               Net loss for the three months ended September 30, 2007 was $1.8 million, resulting from $1.0 million of interest income and realized and unrealized loss of $2.7 million and operating expenses of $0.1 million.

               FOR THE PERIOD ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

               For the Period ended September 30, 2007, Limited Shares increased 5.56% from $25.00 per share to $26.39 per share. The Limited Share price low and high for the Period ended September 30, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of operations) was as follows: Limited Shares traded from a low of $22.29 per share (-10.84%) on February 7, 2007 to a high of $29.43 per share (+17.72%) on May 4, 2007. Total return for the Fund, on a market value basis was 5.56% for the period ended September 30, 2007.

Fund Limited Share Net Asset Performance

               For the Period ended September 30, 2007, the net asset value of each Limited Share increased 5.36% from $25.00 per share to $26.34 per share. Total return on a net asset value basis, for the Fund, was 5.36% for the period ended September 30, 2007.

               Net loss for the Period ended September 30, 2007 was $4.3 million, resulting from $1.9 million of interest income and realized and unrealized loss of $5.9 million and operating expenses of $0.3 million.

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

               The following were the primary trading risk exposures of the Fund as of September 30, 2007 by Index Commodities:

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

               For the three months ended September 30, 2007, 0.8 million Limited Shares were created for $22.3 million, and no Limited Shares were redeemed. For the period ended September 30, 2007, 3.8 million Limited Shares were created for $104.6 million, and 400,000 Limited Shares were redeemed for $10.7 million. On September 30, 2007, 3.4 million Limited Shares of the Fund were outstanding for a market capitalization of $89.7 million.

               (c)    The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2007 to July 31, 2007	-	-
August 1, 2007 to August 31, 2007	-	-
September 1, 2007 to September 30, 2007	-	-
TOTAL:	-	-

Item 3.	Defaults Upon Senior Securities.

               None.

Item 4.	Submission of Matters to a Vote of Security Holders.

               None.

Item 5.	Other Information.

               None.

Item 6.	Exhibits.

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Base Metals Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Director, Chief Executive Officer and Principal Financial Officer

Dated: November 13, 2007	By:	/s/ Gregory S. Collett
		Name:	Gregory S. Collett
		Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

E-1