Form 10-Q
period 2017-09-30
POWERSHARES DB BASE METALS FUND; PowerShares DB Multi-Sector Commodity Trust
filed 2017-11-09
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of outstanding Shares as of September 30, 2017: 16,000,000 Shares.

POWERSHARES DB BASE METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Base Metals Fund

Statements of Financial Condition

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $207,509,123 and $252,672,685, respectively)	$207,520,816	$252,671,516
Affiliated Investments, at value (cost $30,268,527 and $19,276,827, respectively)	30,340,771	19,276,827
Other investments:
LME Commodity Futures Contracts receivable	22,226,969	—
Net unrealized appreciation/(depreciation) on Commodity Futures Contracts	29,377,230	12,495,905
Receivable for:
Dividends from affiliates	11,000	4,928
Total assets	$289,476,786	$284,449,176
Liabilities
Other investments:
LME Commodity Futures Contracts payable	$—	$129,711
Payable for:
Management fees	177,287	179,015
Brokerage commissions and fees	5,021	4,561
Total liabilities	182,308	313,287
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	723	598
Shareholders' equity—Shares	289,293,755	284,135,291
Total shareholders' equity	289,294,478	284,135,889
Total liabilities and equity	$289,476,786	$284,449,176
General Shares outstanding	40	40
Shares outstanding	16,000,000	19,000,000

Net asset value per share	$18.08	$14.95

Market value per share	$18.13	$14.91

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Base Metals Fund

Schedule of Investments

September 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.970% due October 26, 2017	10.36%	$29,981,375	$30,000,000
U.S. Treasury Bills, 1.000% due November 24, 2017	18.64	53,921,360	54,000,000
U.S. Treasury Bills, 1.020% due December 7, 2017	13.11	37,931,727	38,000,000
U.S. Treasury Bills, 1.050% due January 4, 2018 (b)	15.17	43,881,917	44,000,000
U.S. Treasury Bills, 1.115% due March 1, 2018	14.45	41,804,437	42,000,000
Total United States Treasury Obligations (cost $207,509,123)	71.73%	$207,520,816
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (Cost $16,006,371)(c)(d)	5.56%	$16,078,615	151,900
Money Market Mutual Fund
Premier U.S. Government Money Portfolio- Institutional Class, 0.92% (cost $14,262,156)(e)	4.93%	$14,262,156	14,262,156
Total Affiliated Investments (cost $30,268,527)	10.49%	$30,340,771
Total Investments in Securities (cost $237,777,650)	82.22%	$237,861,587

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $17,951,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)	Non-income producing security.
(e)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2017.

Long Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Commodity Futures Contracts
LME Aluminum	1,740	October-2018	$93,318,375	$(75,775)	$(75,775)
LME Copper	594	February-2018	96,569,550	11,155,950	11,155,950
LME Zinc	1,257	December-2017	99,491,550	18,297,055	18,297,055
Total Commodity Futures Contracts				$29,377,230	$29,377,230

(f)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Base Metals Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.490% due January 19, 2017	4.93%	$13,997,466	$14,000,000
U.S. Treasury Bills, 0.485% due January 26, 2017 (b)	17.59	49,986,850	50,000,000
U.S. Treasury Bills, 0.475% due February 2, 2017	1.76	4,998,265	5,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	15.12	42,967,105	43,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017	15.12	42,942,036	43,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	34.41	97,779,794	98,000,000
Total United States Treasury Obligations (cost $252,672,685)	88.93%	$252,671,516
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio- Institutional Class, 0.41%(c)	6.78%	$19,276,827	19,276,827
(cost $19,276,827)
Total Investments in Securities (cost $271,949,512)	95.71%	$271,948,343

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $31,990,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Long Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Unrealized Appreciation (Depreciation)(d)
Commodity Futures Contracts
LME Aluminum	2,118	October-2017	$90,319,463	$(674,731)
LME Copper	709	February-2017	98,023,681	10,127,800
LME Zinc	1,494	December-2017	95,849,437	3,042,836
Total Commodity Futures Contracts				$12,495,905

(d)	Unrealized Appreciation (Depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Base Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Interest Income	$511,350	$119,045	$1,179,545	$243,149
Dividends from Affiliates	34,655	5,411	71,442	5,411
Total Income	546,005	124,456	1,250,987	248,560
Expenses
Management Fee	511,427	344,780	1,517,065	745,108
Brokerage Commissions and Fees	27,113	50,079	56,978	107,589
Interest Expense	—	461	—	39,878
Total Expenses	538,540	395,320	1,574,043	892,575
Less: Waivers	(10,699)	(2,894)	(31,563)	(2,894)
Net Expenses	527,841	392,426	1,542,480	889,681
Net Investment Income (Loss)	18,164	(267,970)	(291,493)	(641,121)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	122	1,120	(438)	5,903
Commodity Futures Contracts	15,257,206	7,629,900	34,000,631	(5,375,950)
Net Realized Gain (Loss)	15,257,328	7,631,020	34,000,193	(5,370,047)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(2,429)	8,578	12,862	13,981
Affiliated Investments	37,975	—	72,244	—
Commodity Futures Contracts	12,769,475	412,025	16,881,325	26,290,331
Net Change in Unrealized Gain (Loss)	12,805,021	420,603	16,966,431	26,304,312
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	28,062,349	8,051,623	50,966,624	20,934,265
Net Income (Loss)	$28,080,513	$7,783,653	$50,675,131	$20,293,144

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2017	40	$652	12,800,000	$208,773,108	$208,773,760
Purchases of Shares			3,600,000	59,805,302	59,805,302
Redemption of Shares			(400,000)	(7,365,097)	(7,365,097)
Net Increase (Decrease) due to Share Transactions			3,200,000	52,440,205	52,440,205
Net Income (Loss)
Net Investment Income (Loss)		—		18,164	18,164
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		39		15,257,289	15,257,328
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		32		12,804,989	12,805,021
Net Income (Loss)		71		28,080,442	28,080,513
Net Change in Shareholders' Equity	—	71	3,200,000	80,520,647	80,520,718
Balance at September 30, 2017	40	$723	16,000,000	$289,293,755	$289,294,478

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

PowerShares DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$598	19,000,000	$284,135,291	$284,135,889
Purchases of Shares			4,600,000	75,468,713	75,468,713
Redemption of Shares			(7,600,000)	(120,985,255)	(120,985,255)
Net Increase (Decrease) due to Share Transactions			(3,000,000)	(45,516,542)	(45,516,542)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(291,492)	(291,493)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		84		34,000,109	34,000,193
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		42		16,966,389	16,966,431
Net Income (Loss)		125		50,675,006	50,675,131
Net Change in Shareholders' Equity	—	125	(3,000,000)	5,158,464	5,158,589
Balance at September 30, 2017	40	$723	16,000,000	$289,293,755	$289,294,478

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

PowerShares DB Base Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$50,675,131	$20,293,144
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(588,648,527)	(402,709,506)
Proceeds from securities sold and matured	634,990,870	383,985,028
Cost of affiliated investments purchased	(267,021,257)	(65,424,796)
Proceeds from affiliated investments sold	256,029,557	58,552,027
Net accretion of discount on United States Treasury Obligations	(1,179,219)	(243,149)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	438	(5,903)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(16,966,431)	(26,304,312)
Change in operating assets and liabilities:
Dividends from affiliates	(6,072)	(2,088)
LME Commodity Futures Contracts	(22,356,680)	(21,276,687)
Management fees	(1,728)	30,576
Brokerage commissions and fees	460	(1,815)
Net cash provided by (used for) operating activities	45,516,542	(53,107,481)
Cash flows from financing activities:
Proceeds from purchases of Shares	75,468,713	161,976,310
Redemption of Shares	(120,985,255)	(113,719,756)
Net cash provided by (used for) financing activities	(45,516,542)	48,256,554
Net change in cash	—	(4,850,927)
Cash at beginning of period	—	4,850,927
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$39,878

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Base Metals Fund

Notes to Unaudited Financial Statements

September 30, 2017

Note 1 - Organization

PowerShares DB Base Metals Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the “Nine Months Ended September 30, 2017” and the “Nine Months Ended September 30, 2016”, respectively).  The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2017 and 2016.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2017 and 2016, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $19.00 and $19.00 per round-turn trade during the Three and Nine Months Ended September 30, 2017 and 2016, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2014.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2017, the Fund had a receivable from the Commodity Broker of $22,226,969, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2016, the Fund had a payable to the Commodity Broker of $129,711, related to net realized losses on LME contracts which have been closed out but for which the contract has not yet expired.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs at least through June 20, 2018.

The Managing Owner waived fees of $10,699 and $31,563 for the Three and Nine Months Ended September 30, 2017, respectively. The Managing Owner waived fees of $2,894 for the Three and Nine Months Ended September 30, 2016.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the Nine Months Ended September 30, 2017, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$207,520,816	$—	$207,520,816
Exchange-Traded Fund	16,078,615	—	—	16,078,615
Money Market Mutual Fund	14,262,156	—	—	14,262,156
	30,340,771	207,520,816	—	237,861,587
Commodity Futures Contracts (a)	29,377,230	—	—	29,377,230
Total Investments	$59,718,001	$207,520,816	$—	$267,238,817

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$252,671,516	$—	$252,671,516
Money Market Mutual Fund	19,276,827	—	—	19,276,827
	19,276,827	252,671,516	—	271,948,343
Commodity Futures Contracts (a)	12,495,905	—	—	12,495,905
Total Investments	$31,772,732	$252,671,516	$—	$284,444,248

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$29,453,005	$(75,775)	$13,170,636	$(674,731)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2017 and December 31, 2016 Statements of Financial Condition for non-LME commodity futures contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities	Net value of	Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$29,453,005	$(75,775)	$29,377,230	$—	$—	$29,377,230

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities	Net value of	Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$13,170,636	$(674,731)	$12,495,905	$—	$—	$12,495,905

(a)	As of September 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$15,257,206	$7,629,900
	Net Change in Unrealized Gain (Loss)	12,769,475	412,025
Total		$28,026,681	$8,041,925

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$34,000,631	$(5,375,950)
	Net Change in Unrealized Gain (Loss)	16,881,325	26,290,331
Total		$50,881,956	$20,914,381

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Notional Value	$265,278,528	$168,433,995	$274,059,267	$133,839,977

Note 8 -- Investments in Affiliates

The Fund's investment adviser also serves as the adviser for PowerShares Treasury Collateral Portfolio, and therefore, PowerShares Treasury Collateral Portfolio is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in PowerShares Treasury Collateral Portfolio for the Three and Nine Months Ended September 30, 2017.

	Value 06/30/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$16,040,640	$—	$—	$37,975	$—	$16,078,615	$—

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$16,006,371	$—	$72,244	$—	$16,078,615	$—

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate.  As of September

30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$16.31	$13.37	$14.95	$11.87
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.77	0.69	3.15	2.23
Net investment income (loss) (a)	0.00	(0.02)	(0.02)	(0.06)
Net income (loss)	1.77	0.67	3.13	2.17
Net asset value per Share, end of period	$18.08	$14.04	$18.08	$14.04
Market value per Share, beginning of period (b)	$16.38	$13.42	$14.91	$11.91
Market value per Share, end of period (b)	$18.13	$14.05	$18.13	$14.05

Ratio to average Net Assets (c)
Net investment income (loss)	0.03%	(0.58)%	(0.14)%	(0.65)%
Expenses, after waivers	0.77%	0.86%	0.76%	0.90%
Expenses, prior to waivers	0.79%	0.86%	0.78%	0.90%
Total Return, at net asset value (d)	10.85%	5.01%	20.94%	18.28%
Total Return, at market value (d)	10.68%	4.69%	21.60%	17.97%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2017:

Index Commodity	Fund Weight (%)
Aluminum	32.23%
Zinc	34.39
Copper-Grade A	33.38
Closing Level as of September 30, 2017:	100.00%

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to commodities trading. A significant portion of the Fund’s investments is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts. In addition, United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem

Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $45.5 million and $(53.1) million for the Nine Months Ended September 30, 2017 and 2016, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Nine Months Ended September 30, 2017, $588.6 million was paid to purchase United States Treasury Obligations and $635.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2016, $402.7 million was paid to purchase United States Treasury Obligations and $384.0 million was received from sales and maturing United States Treasury Obligations. $256.0 million was received from sales of affiliated investments and $267.0 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2017. $58.6 million was received from sales of affiliated investments and $65.4 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2016. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $(17.0) million and $(26.3) million during the Nine Months Ended September 30, 2017 and 2016, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(45.5) million and $48.3 million during the Nine Months Ended September 30, 2017 and 2016, respectively. This included $75.5 million and $162.0 million from Shares purchased by Authorized Participants and $121.0 million and $113.7 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ-OY Industrial Metals ER™”) during the Three and Nine Months Ended September 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the “Nine Months Ended September 30, 2017” and the “Nine Months Ended September 30, 2016”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2017 and 2016

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2017	2016	2017	2016
DB Aluminum Indices	9.14%	1.08%	23.46%	8.63%
DB Zinc Indices	15.01	12.75	24.16	44.91
DB Copper—Grade A Indices	9.25	0.22	17.83	3.51
AGGREGATE RETURN	11.13%	5.25%	21.76%	19.08%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Three Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 10.68% from $16.38 per Share to $18.13 per Share. The Share price low and high for the Three Months Ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $16.20 per Share (-1.10%) on July 10, 2017, and a high of $18.63 per Share (+13.74%) on September 1, 2017.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2017, the NAV of each Share increased 10.85% from $16.31 per Share to $18.08 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the Three Months Ended September 30, 2017, contributing to an overall 10.84% increase in the level of the Index and to a 11.13% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the Three Months Ended September 30, 2017 was $28.1 million, primarily resulting from $0.5 million of income, net realized gain (loss) of $15.3 million, net change in unrealized gain (loss) of $12.8 million and operating expenses of $0.5 million.

For the Three Months Ended September 30, 2016, the NAV of each Share increased 5.01% from $13.37 per Share to $14.04 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the Three Months Ended September 30, 2016, contributed to an overall 5.25% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the Three Months Ended September 30, 2016 was $7.8 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $7.7 million, net change in unrealized gain (loss) of $0.4 million and operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Nine Months Ended September 30, 2017, the NYSE Arca market value of each Share increased 21.60% from $14.91 per Share to $18.13 per Share. The Share price low and high for the Nine Months Ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $14.80 per Share (-0.74%) on January 3, 2017, and a high of $18.63 per Share (+24.96%) on September 1, 2017.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2017, the NAV of each Share increased 20.94% from $14.95 per Share to $18.08 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the Nine Months Ended September 30, 2017, contributing to an overall 20.99% increase in the level of the Index and to a 21.76% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the Nine Months Ended September 30, 2017 was $50.7 million, primarily resulting from $1.3 million of income, net realized gain (loss) of $34.0 million, net change in unrealized gain (loss) of $17.0 million and operating expenses of $1.6 million.

For the Nine Months Ended September 30, 2016, the NAV of each Share increased 18.28% from $11.87 per Share to $14.04 per Share. Rising commodity futures contract prices for copper, zinc and aluminum during the Nine Months Ended September 30, 2016, contributing to an overall 19.08% increase in the level of DBIQ-OY Industrial Metals TR™.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2017.

				For the Nine Months Ended
				September 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$289,294,478	0.87%	$5,883,520	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Base Metals Fund	$284,135,889	0.93%	$6,170,881	18

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

The following were the primary trading risk exposures of the Fund as of September 30, 2017:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2017 to July 31, 2017	—	$—
August 1, 2017 to August 31, 2017	—	—
September 1, 2017 to September 30, 2017	400,000	18.41
Total	400,000	$18.41

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Base Metals Fund – September 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Base Metals Fund - September 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Base Metals Fund - December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Base Metals Fund – For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund – For the Three Months Ended September 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Base Metals Fund – For the Three Months Ended September 30, 2016 (Unaudited), (vii) the  Statement of Changes in Shareholders’ Equity of  PowerShares DB Base Metals Fund – For the Nine Months Ended September 30, 2017 (Unaudited),  (viii) the  Statement of Changes in Shareholders’ Equity of  PowerShares DB Base Metals Fund – For the Nine Months Ended September 30, 2016 (Unaudited),  (ix) the Statements of Cash Flows of PowerShares DB Base Metals Fund – For the Nine Months Ended September 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Base Metals Fund – September 30, 2017.

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

Dated: November 7, 2017