Form 10-Q
period 2019-03-31
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2019-05-09
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

   Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	DBB	NYSE Arca, Inc.

Indicate the number of outstanding Shares as of March 31, 2019: 10,600,000 Shares.

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $151,740,038 and $188,137,875, respectively)	$151,743,570	$188,139,552
Affiliated Investments, at value (cost $24,826,462 and $21,111,527, respectively)	24,844,022	21,121,492
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	9,257,163	—
Receivable for:
Dividends from affiliates	18,762	29,427
Total assets	$185,863,517	$209,290,471
Liabilities
Other investments:
LME Commodity Futures Contracts payable	$911,962	$29,760,275
Unrealized depreciation on LME Commodity Futures Contracts	4,021,138	16,226,963
Payable for:
Due to custodian	—	2,632,618
Management fees	110,745	106,412
Brokerage commissions and fees	4,998	4,410
Total liabilities	5,048,843	48,730,678
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	682	618
Shareholders' equity—Shares	180,813,992	160,559,175
Total shareholders' equity	180,814,674	160,559,793
Total liabilities and equity	$185,863,517	$209,290,471
General Shares outstanding	40	40
Shares outstanding	10,600,000	10,400,000

Net asset value per share	$17.06	$15.44

Market value per share	$17.04	$15.38

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

March 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.465% due April 4, 2019 (b)	28.75%	$51,989,790	$52,000,000
U.S. Treasury Bills, 2.470% due April 23, 2019	19.88	35,947,545	36,000,000
U.S. Treasury Bills, 2.375% due May 2, 2019 (b)	27.60	49,899,088	50,000,000
U.S. Treasury Bills, 2.470% due July 11, 2019	7.69	13,907,147	14,000,000
Total United States Treasury Obligations (cost $151,740,038)	83.92%	$151,743,570
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (Cost $16,006,371)(c)	8.86%	$16,023,931	151,900
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 2.33% (cost $8,820,091)(d)	4.88	8,820,091	8,820,091
Total Affiliated Investments (cost $24,826,462)	13.74%	$24,844,022
Total Investments in Securities (cost $176,566,500)	97.66%	$176,587,592

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $72,544,440 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	1,114	October-2019	$54,175,213	$(4,021,138)	$(4,021,138)
LME Copper	368	September-2019	59,680,400	4,708,250	4,708,250
LME Zinc	926	September-2019	66,776,175	4,548,913	4,548,913
Total Commodity Futures Contracts				$5,236,025	$5,236,025

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.175% due January 3, 2019	28.65%	$45,997,132	$46,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019 (b)	20.48%	32,875,841	33,000,000
U.S. Treasury Bills, 2.415% due March 28, 2019	13.62%	21,877,086	22,000,000
U.S. Treasury Bills, 2.465% due April 4, 2019 (b)	32.19%	51,678,243	52,000,000
U.S. Treasury Bills, 2.430% due May 2, 2019	22.24%	35,711,250	36,000,000
Total United States Treasury Obligations (cost $188,137,875)	117.18%	$188,139,552
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $16,006,371)(c)	9.97%	$16,016,336	151,900
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 2.30% (cost $5,105,156)(d)	3.18	5,105,156	5,105,156
Total Affiliated Investments (cost $21,111,527)	13.15%	$21,121,492
Total Investments in Securities (cost $209,249,402)	130.33%	$209,261,044

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $68,216,920 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	1,090	October-2019	51,747,750	(5,847,244)	(5,847,244)
LME Copper	362	February-2019	54,008,138	(7,786,544)	(7,786,544)
LME Zinc	888	March-2019	54,845,100	(2,593,175)	(2,593,175)
Total Commodity Futures Contracts				$(16,226,963)	$(16,226,963)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Income
Interest Income	$972,681	$1,043,018
Dividends from Affiliates	144,492	60,139
Total Income	1,117,173	1,103,157
Expenses
Management Fees	322,213	635,348
Brokerage Commissions and Fees	20,217	33,345
Interest Expense	172,391	—
Total Expenses	514,821	668,693
Less: Waivers	(7,769)	(12,268)
Net Expenses	507,052	656,425
Net Investment Income (Loss)	610,121	446,732
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	154	—
Commodity Futures Contracts	(5,102,144)	18,607,089
Net Realized Gain (Loss)	(5,101,990)	18,607,089
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,855	(54,916)
Affiliated Investments	7,595	62,279
Commodity Futures Contracts	21,462,988	(42,125,213)
Net Change in Unrealized Gain (Loss)	21,472,438	(42,117,850)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	16,370,448	(23,510,761)
Net Income (Loss)	$16,980,569	$(23,064,029)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$618	10,400,000	$160,559,175	$160,559,793
Purchases of Shares			1,600,000	26,281,459	26,281,459
Redemption of Shares			(1,400,000)	(23,007,147)	(23,007,147)
Net Increase (Decrease) due to Share Transactions			200,000	3,274,312	3,274,312
Net Income (Loss)
Net Investment Income (Loss)		2		610,119	610,121
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(19)		(5,101,971)	(5,101,990)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		81		21,472,357	21,472,438
Net Income (Loss)		64		16,980,505	16,980,569
Net Change in Shareholders' Equity	—	64	200,000	20,254,817	20,254,881
Balance at March 31, 2019	40	$682	10,600,000	$180,813,992	$180,814,674

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$776	16,200,000	314,090,485	$314,091,261
Purchases of Shares			3,400,000	65,629,531	65,629,531
Redemption of Shares			(400,000)	(7,750,111)	(7,750,111)
Net Increase (Decrease) due to Share Transactions			3,000,000	57,879,420	57,879,420
Net Income (Loss)
Net Investment Income (Loss)		1		446,731	446,732
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		39		18,607,050	18,607,089
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(89)		(42,117,761)	(42,117,850)
Net Income (Loss)		(49)		(23,063,980)	(23,064,029)
Net Change in Shareholders' Equity	—	(49)	3,000,000	34,815,440	34,815,391
Balance at March 31, 2018	40	$727	19,200,000	$348,905,925	$348,906,652

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$16,980,569	$(23,064,029)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(104,524,597)	(273,471,407)
Proceeds from securities sold and matured	141,895,247	194,000,000
Cost of affiliated investments purchased	(129,543,885)	(88,156,176)
Proceeds from affiliated investments sold	125,828,951	92,640,655
Net accretion of discount on United States Treasury Obligations	(972,660)	(1,042,767)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(154)	—
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(21,472,438)	42,117,850
Change in operating assets and liabilities:
Dividends from affiliates	10,665	(4,021)
LME Commodity Futures Contracts	(28,848,313)	(964,793)
Management fees	4,333	44,476
Brokerage commissions and fees	588	20,792
Net cash provided by (used for) operating activities	(641,694)	(57,879,420)
Cash flows from financing activities:
Proceeds from purchases of Shares	26,281,459	65,629,531
Redemption of Shares	(23,007,147)	(7,750,111)
Decrease in payable for amount due to custodian, net	(2,632,618)	—
Net cash provided by (used for) financing activities	641,694	57,879,420
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$172,391	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

March 31, 2019

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three months ended March 31, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2019 and 2018, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $19.00 and $19.00 per round-turn trade during the three months ended March 31, 2019 and 2018, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2019, the Fund had a payable to the Commodity Broker of $911,962, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2018, the Fund had a payable to the Commodity Broker of $29,760,275, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $7,769 and $12,268 for the three months ended March 31, 2019 and 2018, respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of March 31, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$151,743,570	$—	$151,743,570
Exchange-Traded Fund	16,023,931	—	—	16,023,931
Money Market Mutual Fund	8,820,091	—	—	8,820,091
Total Investments in Securities	24,844,022	151,743,570	—	176,587,592
Other Investments - Assets(a)
Commodity Futures Contracts	9,257,163	—	—	9,257,163
Other Investments - Liabilities(a)
Commodity Futures Contracts	(4,021,138)	—	—	(4,021,138)
Total Other Investments	5,236,025	—	—	5,236,025
Total Investments	$30,080,047	$151,743,570	$—	$181,823,617

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$188,139,552	$—	$188,139,552
Exchange-Traded Fund	16,016,336	—	—	16,016,336
Money Market Mutual Fund	5,105,156	—	—	5,105,156
Total Investments in Securities	21,121,492	188,139,552	—	209,261,044
Other Investments - Assets (a)
Commodity Futures Contracts	(16,226,963)	—	—	(16,226,963)
Total Investments	$4,894,529	$188,139,552	$—	$193,034,081

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$9,257,163	$(4,021,138)	$—	$(16,226,963)

(a)	Includes cumulative appreciation (depreciation) of commodity futures contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities	Net value of	Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$9,257,163	$(4,021,138)	$5,236,025	$—	$—	$5,236,025

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities	Net value of	Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$—	$(16,226,963)	$(16,226,963)	$16,226,963	$—	$—

(a)	As of March 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(5,102,144)	$18,607,089
	Net Change in Unrealized Gain (Loss)	21,462,988	(42,125,213)
Total		$16,360,844	$(23,518,124)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2019	2018
Average Notional Value	$176,341,745	$341,271,142

Note 8 -- Investments in Affiliates

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market mutual funds) for the three months ended March 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 3/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$16,016,336	$—	$—	$7,595	$—	$16,023,931	$92,542

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market mutual funds) for the three months ended March 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 3/31/2018	Dividend Income
PowerShares Treasury Collateral Portfolio	$15,990,513	$—	$—	$62,279	$—	$16,052,792	$—

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$15.44	$19.39
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.56	(1.24)
Net investment income (loss) (a)	0.06	0.02
Net income (loss)	1.62	(1.22)
Net asset value per Share, end of period	$17.06	$18.17
Market value per Share, beginning of period (b)	$15.38	$19.43
Market value per Share, end of period (b)	$17.04	$18.20

Ratio to average Net Assets (c)
Net investment income (loss)	1.42%	0.53%
Expenses, after waivers	1.18%	0.77%
Expenses, prior to waivers	1.20%	0.79%
Total Return, at net asset value (d)	10.49%	(6.29)%
Total Return, at market value (d)	10.79%	(6.33)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and the Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2019:

Index Commodity	Fund Weight (%)
Aluminum	29.98%
Zinc	36.95
Copper-Grade A	33.07
Closing Level as of March 31, 2019:	100.00%

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $(0.6) million and $(57.9) million for the three months ended March 31, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the three months ended March 31, 2019, $(105.0) million was paid to purchase United States Treasury Obligations and $142.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2018, $(273.5) million was paid to purchase United States Treasury Obligations and $194.0 million was received from sales and maturing United States Treasury Obligations. $126.0 million was received from sales of affiliated investments and $130.0 million was paid to purchase affiliated investments during the three months ended March 31, 2019. $92.6 million was received from sales of affiliated investments and $88.2 million was paid to purchase affiliated investments during the three months ended March 31, 2018. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $(21.5) million and $42.1 million during the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $0.6 million and $57.9 million during the three months ended March 31, 2019 and 2018, respectively. This included $26.3 million and $65.6 million from Shares purchased by Authorized Participants and $(23.0) million and $(7.8) million from Shares redeemed by Authorized Participants during the three months ended March 31, 2019 and 2018, respectively. Payable for amount due to the Custodian increased (decrease) by $(2.6) million and $0.0 million during the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The DBIQ Optimum Yield Industrial Metals Index Total Return™ (the “DBIQ-OY Industrial Metals TR™”) consists of the same components as the Index plus 3-month United States Treasury Obligations returns. Past results of the DBIQ-OY Industrial Metals TR™ are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBIQ-OY Industrial Metals TR™.

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended
	March 31,
Underlying Index	2019	2018
DB Aluminum Indices	3.03%	(11.82)%
DB Zinc Indices	19.76	1.12
DB Copper—Grade A Indices	8.99	(7.06)
AGGREGATE RETURN	10.75%	(6.03)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

For the three months ended March 31, 2019, the NYSE Arca market value of each Share increased 10.79% from $15.38 per Share to $17.04 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $15.08 per Share (-1.95%) on January 2, 2019, and a high of $17.04 per Share (+10.80%) on March 29, 2019.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the NAV of each Share increased 10.49% from $15.44 per Share to $17.06 per Share. Falling commodity futures contract prices for aluminum and copper were partially offset by rising commodity futures contract prices for zinc during the three months ended March 31, 2019, contributing to an overall 10.11% increase in the level of the Index and to a 10.75% increase in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the three months ended March 31, 2019 was $17.0 million, primarily resulting from $1.1 million of income, net realized gain (loss) of $(5.1) million, net change in unrealized gain (loss) of $21.5 million and operating expenses of $0.5 million.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2018.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2019.

				For the Three Months Ended
				March 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$180,814,674	0.84%	$3,524,694	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$160,559,793	0.84%	$3,124,948	38

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

The following were the primary trading risk exposures of the Fund as of March 31, 2019:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2019 to January 31, 2019	—	$—
February 1, 2019 to February 28, 2019	400,000	$16.08
March 1, 2019 to March 31, 2019	1,000,000	$16.58
Total	1,400,000	$16.43

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – March 31, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund - March 31, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund - December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2018 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2019 and 2018 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – March 31, 2019.

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

Dated: May 8, 2019