Form 10-Q
period 2019-09-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2019-11-08
CIK 1383084, 1367306

C AD

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of outstanding Shares as of September 30, 2019: 8,000,000 Shares.

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
United States Treasury Obligations, at value (cost $106,714,821 and $188,137,875, respectively)	$106,747,246	$188,139,552
Affiliated Investments, at value (cost $21,923,011 and $21,111,527, respectively)	21,953,482	21,121,492
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	963,563	—
Receivable for:
Dividends from affiliates	9,477	29,427
Total assets	$129,673,768	$209,290,471
Liabilities
Other investments:
LME Commodity Futures Contracts payable	$9,455,994	$29,760,275
Unrealized depreciation on Commodity Futures Contracts	1,544,194	16,226,963
Payable for:
Due to custodian	—	2,632,618
Management fees	69,896	106,412
Brokerage commissions and fees	4,996	4,410
Total liabilities	11,075,080	48,730,678
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	593	618
Shareholders' equity—Shares	118,598,095	160,559,175
Total shareholders' equity	118,598,688	160,559,793
Total liabilities and equity	$129,673,768	$209,290,471
General Shares outstanding	40	40
Shares outstanding	8,000,000	10,400,000

Net asset value per share	$14.82	$15.44

Market value per share	$14.77	$15.38

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

September 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.025% due October 8, 2019	37.09%	$43,985,070	$44,000,000
U.S. Treasury Bills, 1.945% due December 19, 2019 (b)	52.92	62,762,176	63,000,000
Total United States Treasury Obligations (cost $106,714,821)	90.01%	$106,747,246
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $16,006,371) (c)	13.52%	$16,036,842	151,900
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.81% (cost $5,916,640)(d)	4.99	5,916,640	5,916,640
Total Affiliated Investments (cost $21,923,011)	18.51%	$21,953,482
Total Investments in Securities (cost $128,637,832)	108.52%	$128,700,728

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $48,813,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	845	January-2020	$36,282,188	$(1,500,706)	$(1,500,706)
LME Copper	280	November-2019	40,026,000	(43,488)	(43,488)
LME Zinc	709	January-2020	42,158,912	963,563	963,563
Total Commodity Futures Contracts				$(580,631)	$(580,631)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income
Interest Income	$634,533	$1,234,092	$2,438,078	$3,551,909
Dividends from Affiliates	124,729	231,927	413,185	363,691
Total Income	759,262	1,466,019	2,851,263	3,915,600
Expenses
Management Fees	226,966	434,656	840,776	1,703,575
Brokerage Commissions and Fees	31,548	27,460	55,835	45,035
Interest Expense	—	153,732	172,398	168,644
Total Expenses	258,514	615,848	1,069,009	1,917,254
Less: Waivers	(6,885)	(9,446)	(21,600)	(31,854)
Net Expenses	251,629	606,402	1,047,409	1,885,400
Net Investment Income (Loss)	507,633	859,617	1,803,854	2,030,200
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	292	(3,229)	6,598	(5,073)
Commodity Futures Contracts	(14,415,793)	(19,382,968)	(22,028,581)	(1,374,992)
Net Realized Gain (Loss)	(14,415,501)	(19,386,197)	(22,021,983)	(1,380,065)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(22,174)	(57,832)	30,748	(20,706)
Affiliated Investments	(3,039)	(100,254)	20,506	27,342
Commodity Futures Contracts	8,279,763	196,505	15,646,332	(51,262,745)
Net Change in Unrealized Gain (Loss)	8,254,550	38,419	15,697,586	(51,256,109)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(6,160,951)	(19,347,778)	(6,324,397)	(52,636,174)
Net Income (Loss)	$(5,653,318)	$(18,488,161)	$(4,520,543)	$(50,605,974)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2019	40	$620	8,200,000	$127,132,042	$127,132,662
Purchases of Shares			400,000	6,001,208	6,001,208
Redemption of Shares			(600,000)	(8,881,864)	(8,881,864)
Net Increase (Decrease) due to Share Transactions			(200,000)	(2,880,656)	(2,880,656)
Net Income (Loss)
Net Investment Income (Loss)		8		507,625	507,633
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(109)		(14,415,392)	(14,415,501)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		74		8,254,476	8,254,550
Net Income (Loss)		(27)		(5,653,291)	(5,653,318)
Net Change in Shareholders' Equity	—	(27)	(200,000)	(8,533,947)	(8,533,974)
Balance at September 30, 2019	40	$593	8,000,000	$118,598,095	$118,598,688

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2018	40	$705	17,400,000	306,716,936	$306,717,641
Purchases of Shares			600,000	9,734,482	9,734,482
Redemption of Shares			(6,600,000)	(108,008,540)	(108,008,540)
Net Increase (Decrease) due to Share Transactions			(6,000,000)	(98,274,058)	(98,274,058)
Net Income (Loss)
Net Investment Income (Loss)		2		859,615	859,617
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(43)		(19,386,154)	(19,386,197)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		38,417	38,419
Net Income (Loss)		(39)		(18,488,122)	(18,488,161)
Net Change in Shareholders' Equity	—	(39)	(6,000,000)	(116,762,180)	(116,762,219)
Balance at September 30, 2018	40	$666	11,400,000	$189,954,756	$189,955,422

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$618	10,400,000	$160,559,175	$160,559,793
Purchases of Shares			2,400,000	38,598,324	38,598,324
Redemption of Shares			(4,800,000)	(76,038,886)	(76,038,886)
Net Increase (Decrease) due to Share Transactions			(2,400,000)	(37,440,562)	(37,440,562)
Net Income (Loss)
Net Investment Income (Loss)		10		1,803,844	1,803,854
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(122)		(22,021,861)	(22,021,983)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		87		15,697,499	15,697,586
Net Income (Loss)		(25)		(4,520,518)	(4,520,543)
Net Change in Shareholders' Equity	—	(25)	(2,400,000)	(41,961,080)	(41,961,105)
Balance at September 30, 2019	40	$593	8,000,000	$118,598,095	$118,598,688

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(4,520,543)	$(50,605,974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(342,262,995)	(599,899,484)
Proceeds from securities sold and matured	426,130,525	640,791,064
Cost of affiliated investments purchased	(262,056,855)	(152,327,230)
Proceeds from affiliated investments sold	261,245,371	168,902,117
Net accretion of discount on United States Treasury Obligations	(2,437,878)	(3,550,349)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(6,598)	5,073
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(15,697,586)	51,256,109
Change in operating assets and liabilities:
Dividends from affiliates	19,950	1,642
LME Commodity Futures Contracts	(20,304,281)	19,017,286
Management fees	(36,516)	(60,476)
Brokerage commissions and fees	586	87
Net cash provided by (used in) operating activities	40,073,180	73,529,865
Cash flows from financing activities:
Proceeds from purchases of Shares	38,598,324	94,060,843
Redemption of Shares	(76,038,886)	(167,590,708)
Increase (decrease) in payable for amount due to custodian, net	(2,632,618)	—
Net cash provided by (used in) financing activities	(40,073,180)	(73,529,865)
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$172,398	$168,644

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

September 30, 2019

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Creation Units”). The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three and nine months ended September 30, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2019 and 2018, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $19.00 and $19.00 per round-turn trade during the three and nine months ended September 30, 2019 and 2018, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2016.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2019, the Fund had a payable to the Commodity Broker of $9,455,994, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2018, the Fund had a payable to the Commodity Broker of $29,760,275, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $6,885 and $21,600 for the three and nine months ended September 30, 2019, respectively. The Managing Owner waived fees of $9,446 and $31,854 for the three and nine months ended September 30, 2018, respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Creation Units, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Creation Unit creation and redemption records;

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of September 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$106,747,246	$—	$106,747,246
Exchange-Traded Fund	16,036,842	—	—	16,036,842
Money Market Mutual Fund	5,916,640	—	—	5,916,640
Total Investments in Securities	21,953,482	106,747,246	—	128,700,728
Other Investments - Assets(a)
Commodity Futures Contracts	963,563	—	—	963,563
Other Investments - Liabilities(a)
Commodity Futures Contracts	(1,544,194)	—	—	(1,544,194)
Total Other Investments	(580,631)	—	—	(580,631)
Total Investments	$21,372,851	$106,747,246	$—	$128,120,097

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$188,139,552	$—	$188,139,552
Exchange-Traded Fund	16,016,336	—	—	16,016,336
Money Market Mutual Fund	5,105,156	—	—	5,105,156
Total Investments in Securities	21,121,492	188,139,552	—	209,261,044
Other Investments - Liabilities (a)
Commodity Futures Contracts	(16,226,963)	—	—	(16,226,963)
Total Investments	$4,894,529	$188,139,552	$—	$193,034,081

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$963,563	$(1,544,194)	$—	$(16,226,963)

(a)	Includes cumulative appreciation (depreciation) of commodity futures contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities	Net value of	Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	derivatives	Non-Cash	Cash	Net amount

Morgan Stanley & Co. LLC	$963,563	$(1,544,194)	$(580,631)	$580,631	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities	Net value of	Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$—	$(16,226,963)	$(16,226,963)	$16,226,963	$—	$—

(a)	As of September 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(14,415,793)	$(19,382,968)
	Net Change in Unrealized Gain (Loss)	8,279,763	196,505
Total		$(6,136,030)	$(19,186,463)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(22,028,581)	(1,374,992)
	Net Change in Unrealized Gain (Loss)	15,646,332	(51,262,745)
Total		$(6,382,249)	$(52,637,737)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average Notional Value	$120,974,073	236,488,189	$150,451,193	298,465,181

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market mutual funds) for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$16,039,881	$—	$—	$(3,039)	$—	$16,036,842	$88,585

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	16,016,336	$—	$—	$20,506	$—	$16,036,842	$277,234

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market mutual funds) for the three and nine months ended September 30, 2018.

	Value 06/30/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2018	Dividend Income
Invesco Treasury Collateral ETF	16,118,109	$—	$—	(100,254)	$—	16,017,855	$178,414

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2018	Dividend Income
Invesco Treasury Collateral ETF	15,990,513	$—	$—	27,342	$—	16,017,855	$178,414

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at the redemption order settlement date as of 2:45 p.m., Eastern Time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern Time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Creation Units to be redeemed. If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Creation Units received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Managing Owner may determine from time-to-time.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$15.50	$17.63	$15.44	$19.39
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.74)	(1.03)	(0.81)	(2.85)
Net investment income (loss) (a)	0.06	0.06	0.19	0.12
Net income (loss)	(0.68)	(0.97)	(0.62)	(2.73)
Net asset value per Share, end of period	$14.82	$16.66	$14.82	$16.66
Market value per Share, beginning of period (b)	$15.48	$17.61	$15.38	$19.43
Market value per Share, end of period (b)	$14.77	$16.62	$14.77	$16.62

Ratio to average Net Assets (c)
Net investment income (loss)	1.68%	1.48%	1.61%	0.89%
Expenses, after waivers	0.83%	1.05%	0.93%	0.83%
Expenses, prior to waivers	0.85%	1.06%	0.95%	0.84%
Total Return, at net asset value (d)	(4.39)%	(5.50)%	(4.02)%	(14.08)%
Total Return, at market value (d)	(4.59)%	(5.62)%	(3.97)%	(14.46)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2019:

Index Commodity	Fund Weight (%)
Aluminum	30.63%
Zinc	35.58
Copper-Grade A	33.79
Closing Level as of September 30, 2019:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $40.1 million and $73.5 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2019, $342.3 million was paid to purchase United States Treasury Obligations and $426.1 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2018, $599.9 million was paid to purchase United States Treasury Obligations and $640.8 million was received from sales and maturing United States Treasury Obligations. $261.2 million was received from sales of affiliated investments and $262.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2019. $168.9 million was received from sales of affiliated investments and $152.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2018. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used in) operating activities by $(15.7) million and $51.3 million during the nine months ended September 30, 2019 and 2018, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(40.1) million and $(73.5) million during the nine months ended September 30, 2019 and 2018, respectively. This included $38.6 million and $94.1 million from Shares purchased by Authorized Participants and $76.0 million and $167.6 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, amount due to custodian decreased by $2.6 million. There were no amounts due to the Custodian for the nine months ended September 30, 2018.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2019	2018	2019	2018
DB Aluminum Indices	(4.72)%	(3.12)%	(8.33)	(9.26)%
DB Zinc Indices	(3.85)	(7.57)	0.42	(17.92)
DB Copper—Grade A Indices	(4.30)	(5.40)	(3.02)	(13.51)
AGGREGATE RETURN	(4.27)%	(5.29)%	(3.55)%	(13.49)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

For the three months ended September 30, 2019, the NYSE Arca market value of each Share decreased 4.59% from $15.48 per Share to $14.77 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the

Share price on June 30, 2019 was as follows: Shares traded at a low of $14.44 per Share (-6.72%) on September 3, 2019, and a high of $15.57 per Share (+0.58%) on July 18, 2019.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2019, the NAV of each Share decreased 4.39% from $15.50 per Share to $14.82 per Share. Falling commodity futures contract prices for zinc, copper, and aluminum during the three months ended September 30, 2019, contributed to an overall 4.77% decrease in the level of the Index and to a 4.27% decrease in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the three months ended September 30, 2019 was $(5.7) million, primarily resulting from $0.8 million of income, net realized gain (loss) of $(14.4) million, net change in unrealized gain (loss) of $8.3 million and operating expenses of $0.3 million.

For the three months ended September 30, 2018, the NAV of each Share decreased 5.50% from $17.63 per Share to $16.66 per Share. Falling commodity futures contract prices for zinc, copper and aluminum during the three months ended September 30, 2018, contributed to an overall 5.77% decrease in the level of the Index and to a 5.29% decrease in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the three months ended September 30, 2018 was $(18.5) million, primarily resulting from $1.5 million of income, net realized gain (loss) of $(19.4) million and operating expenses of $0.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share decreased 3.97% from $15.38 per Share to $14.77 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $14.44 per Share (-6.11%) on September 3, 2019, and a high of $17.05 per Share (+10.86%) on April 3, 2019.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2019, the NAV of each Share decreased 4.02% from $15.44 per Share to $14.82 per Share. Falling commodity futures contract prices for aluminum and copper were partially offset by rising commodity futures contract prices for zinc during the nine months ended September 30, 2019, contributing to an overall 5.17% decrease in the level of the Index and to a 3.55% decrease in the level of the DBIQ-OY Industrial Metals TR™.

Net income (loss) for the nine months ended September 30, 2019 was $(4.5) million, primarily resulting from $2.9 million of income, net realized gain (loss) of $(22.0) million, net change in unrealized gain (loss) of $15.7 million and operating expenses of $1.1 million.

For the nine months ended September 30, 2018, the NAV of each Share decreased 14.08% from $19.39 per Share to $16.66 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the nine months ended September 30, 2018 contributed to an overall 14.66% decrease in the level of the Index and to a 13.49% decrease in the level of the DBIQ-OY Industrial Metals TR™.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2019.

				For the Nine Months Ended
				September 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$118,598,688	0.70%	$1,927,149	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$160,559,793	0.84%	$3,124,948	38

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

The following were the primary trading risk exposures of the Fund as of September 30, 2019:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed February 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2019 to July 31, 2019	—	—
August 1, 2019 to August 31, 2019	400,000	$14.72
September 1, 2019 to September 30, 2019	200,000	$14.97
Total	600,000	$14.80
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – September 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund - September 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund - December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended September 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended September 30, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2019 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – September 30, 2019.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

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

Dated: November 8, 2019