Form 10-Q
period 2020-06-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2020-08-07
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of outstanding Shares as of June 30, 2020: 8,000,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
United States Treasury Obligations, at value (cost $39,995,308 and $55,776,919, respectively)	$39,995,023	$55,798,273
Affiliated Investments, at value (cost $61,271,765 and $57,868,959, respectively)	$61,336,414	57,894,114
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	7,884,394	4,835,194
Receivable for:
Dividends from affiliates	3,319	27,120
Total assets	$109,219,150	$118,554,701
Liabilities
Other investments:
LME Commodity Futures Contracts payable	$—	$1,525,469
Payable for:
Management fees	53,965	71,259
Brokerage commissions and fees	4,619	4,775
Total liabilities	58,584	1,601,503
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	546	600
Shareholders' equity—Shares	109,160,020	116,952,598
Total shareholders' equity	109,160,566	116,953,198
Total liabilities and equity	$109,219,150	$118,554,701
General Shares outstanding	40	40
Shares outstanding	8,000,000	7,800,000

Net asset value per share	$13.65	$14.99

Market value per share	$13.64	$14.96

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.105% due July 2, 2020	18.32%	$19,999,954	$20,000,000
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	18.32	19,995,069	20,000,000
Total United States Treasury Obligations (cost $39,995,308)	36.64%	$39,995,023
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $16,006,371) (c)	14.72%	$16,071,020	151,900
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost $45,265,394)(c)(d)	41.47	45,265,394	45,265,394
Total Affiliated Investments (cost $61,271,765)	56.19%	$61,336,414
Total Investments in Securities (cost $101,267,073)	92.83%	$101,331,437

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $9,997,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	836	May-2021	$34,976,150	$2,068,812	$2,068,812
LME Copper	270	May-2021	40,722,750	4,716,444	4,716,444
LME Zinc	655	August-2020	33,437,750	1,099,138	1,099,138
Total Commodity Futures Contracts				$7,884,394	$7,884,394

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.560% due March 5, 2020	9.38%	$10,971,173	$11,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	38.33	44,827,100	45,000,000
Total United States Treasury Obligations (cost $55,776,919)	47.71%	$55,798,273
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $16,006,371)(c)	13.71%	$16,031,526	151,900
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $41,862,588)(c)(d)	35.79	41,862,588	41,862,588
Total Affiliated Investments (cost $57,868,959)	49.50%	$57,894,114
Total Investments in Securities (cost $113,645,878)	97.21%	$113,692,387

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $10,957,100 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	870	April-2020	$39,465,375	$1,089,406	$1,089,406
LME Copper	267	June-2020	41,291,550	3,022,988	3,022,988
LME Zinc	638	March-2020	36,282,263	722,800	722,800
Total Commodity Futures Contracts				$4,835,194	$4,835,194

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$31,117	$830,864	$280,444	$1,803,545
Dividends from Affiliates	54,672	143,964	235,083	288,456
Total Income	85,789	974,828	515,527	2,092,001
Expenses
Management Fees	167,697	291,597	369,424	613,810
Brokerage Commissions and Fees	19,636	4,070	41,458	24,287
Interest Expense	614	7	1,489	172,398
Total Expenses	187,947	295,674	412,371	810,495
Less: Waivers	(23,181)	(6,946)	(41,891)	(14,715)
Net Expenses	164,766	288,728	370,480	795,780
Net Investment Income (Loss)	(78,977)	686,100	145,047	1,296,221
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	6,152	—	6,306
Commodity Futures Contracts	(11,094,606)	(2,510,644)	(14,339,919)	(7,612,788)
Net Realized Gain (Loss)	(11,094,606)	(2,504,492)	(14,339,919)	(7,606,482)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(23,166)	51,067	(21,639)	52,922
Affiliated Investments	(59,241)	15,950	39,494	23,545
Commodity Futures Contracts	20,137,557	(14,096,419)	3,049,200	7,366,569
Net Change in Unrealized Gain (Loss)	20,055,150	(14,029,402)	3,067,055	7,443,036
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	8,960,544	(16,533,894)	(11,272,864)	(163,446)
Net Income (Loss)	$8,881,567	$(15,847,794)	$(11,127,817)	$1,132,775

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$496	6,800,000	$84,311,417	$84,311,913
Purchases of Shares			1,400,000	18,400,714	18,400,714
Redemption of Shares			(200,000)	(2,433,628)	(2,433,628)
Net Increase (Decrease) due to Share Transactions			1,200,000	15,967,086	15,967,086
Net Income (Loss)
Net Investment Income (Loss)		—		(78,977)	(78,977)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(53)		(11,094,553)	(11,094,606)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		103		20,055,047	20,055,150
Net Income (Loss)		50		8,881,517	8,881,567
Net Change in Shareholders' Equity	—	50	1,200,000	24,848,603	24,848,653
Balance at June 30, 2020	40	$546	8,000,000	$109,160,020	$109,160,566

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

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$600	7,800,000	$116,952,598	$116,953,198
Purchases of Shares			2,200,000	30,535,584	30,535,584
Redemption of Shares			(2,000,000)	(27,200,399)	(27,200,399)
Net Increase (Decrease) due to Share Transactions			200,000	3,335,185	3,335,185
Net Income (Loss)
Net Investment Income (Loss)		1		145,046	145,047
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(70)		(14,339,849)	(14,339,919)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		15		3,067,040	3,067,055
Net Income (Loss)		(54)		(11,127,763)	(11,127,817)
Net Change in Shareholders' Equity	—	(54)	200,000	(7,792,578)	(7,792,632)
Balance at June 30, 2020	40	$546	8,000,000	$109,160,020	$109,160,566

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(11,127,817)	$1,132,775
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(51,938,787)	(232,783,682)
Proceeds from securities sold and matured	68,000,000	302,839,818
Cost of affiliated investments purchased	(100,693,900)	(182,578,562)
Proceeds from affiliated investments sold	97,291,094	181,077,422
Net accretion of discount on United States Treasury Obligations	(279,602)	(1,803,346)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(6,306)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(3,067,055)	(7,443,036)
Change in operating assets and liabilities:
Dividends from affiliates	23,801	15,037
LME Commodity Futures Contracts	(1,525,469)	(26,337,390)
Management fees	(17,294)	(21,269)
Brokerage commissions and fees	(156)	275
Net cash provided by (used in) operating activities	(3,335,185)	34,091,736
Cash flows from financing activities:
Proceeds from purchases of Shares	30,535,584	32,597,116
Redemption of Shares	(27,200,399)	(64,056,234)
Increase (decrease) in payable for amount due to custodian	—	(2,632,618)
Net cash provided by (used in) financing activities	3,335,185	(34,091,736)
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,489	$172,398

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $19.00 per round-turn trade during the three and six months ended June 30, 2020 and 2019, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2020, the Fund did not have a receivable or payable to the Commodity Broker, related to net realized gains or losses on LME contracts. As of December 31, 2019, the Fund had a payable to the Commodity Broker of $1,525,469, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $23,181 and $41,891 for the three and six months ended June 30, 2020. The Managing Owner waived fees of $6,946 and $14,715 for the three and six months ended June 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,995,023	$—	$39,995,023
Exchange-Traded Fund	16,071,020	—	—	16,071,020
Money Market Mutual Fund	45,265,394	—	—	45,265,394
Total Investments in Securities	61,336,414	39,995,023	—	101,331,437
Other Investments - Liabilities(a)
Commodity Futures Contracts	7,884,394	—	—	7,884,394
Total Investments	$69,220,808	$39,995,023	$—	$109,215,831

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$55,798,273	$—	$55,798,273
Exchange-Traded Fund	16,031,526	—	—	16,031,526
Money Market Mutual Fund	41,862,588	—	—	41,862,588
Total Investments in Securities	57,894,114	55,798,273	—	113,692,387
Other Investments - Assets (a)
Commodity Futures Contracts	4,835,194	—	—	4,835,194
Total Investments	$62,729,308	$55,798,273	$—	$118,527,581

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$7,884,394	$—	$4,835,194	$—

(a)	Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(11,094,606)	$(2,510,644)
	Net Change in Unrealized Gain (Loss)	20,137,557	(14,096,419)
Total		$9,042,951	$(16,607,063)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(14,339,919)	$(7,612,788)
	Net Change in Unrealized Gain (Loss)	3,049,200	7,366,569
Total		$(11,290,719)	$(246,219)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value	$91,591,747	$155,764,842	$100,400,859	$163,970,652

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

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.
	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$16,130,261	$—	$—	$(59,241)	$—	$16,071,020	$36,704
Investments in Affiliated Money Market Funds
Invesco Premier U.S. Government Money Portfolio, Institutional Class	5,276,729	75,472,322	(35,483,657)	—	—	45,265,394	17,968
Total	$21,406,990	$75,472,322	$(35,483,657)	$(59,241)	$—	$61,336,414	$54,672

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$16,031,526	$—	$—	$39,494	$—	$16,071,020	$103,523
Investments in Affiliated Money Market Funds
Invesco Premier U.S. Government Money Portfolio, Institutional Class	41,862,588	100,693,900	(97,291,094)	—	—	45,265,394	131,560
Total	$57,894,114	$100,693,900	$(97,291,094)	$39,494	$—	$61,336,414	$235,083

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$16,023,931	$—	$—	$15,950	$—	$16,039,881	$96,107
Investments in Affiliated Money Market Funds
Invesco Premier U.S. Government Money Portfolio, Institutional Class	8,820,091	53,034,677	(55,248,471)	—	—	6,606,297	47,857
Total	$24,844,022	$53,034,677	$(55,248,471)	$15,950	$—	$22,646,178	$143,964

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$16,016,336	$—	$—	$23,545	$—	$16,039,881	$188,649
Investments in Affiliated Money Market Funds
Invesco Premier U.S. Government Money Portfolio, Institutional Class	5,105,157	182,578,562	(181,077,422)	—	—	6,606,297	99,807
Total	$21,121,493	$182,578,562	$(181,077,422)	$23,545	$—	$22,646,178	$288,456

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$12.40	$17.06	$14.99	$15.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.26	(1.63)	(1.36)	(0.07)
Net investment income (loss) (a)	(0.01)	0.07	0.02	0.13
Net income (loss)	1.25	(1.56)	(1.34)	0.06
Net asset value per Share, end of period	$13.65	$15.50	$13.65	$15.50
Market value per Share, beginning of period (b)	$12.37	$17.04	$14.96	$15.38
Market value per Share, end of period (b)	$13.64	$15.48	$13.64	$15.48

Ratio to average Net Assets (c)
Net investment income (loss)	(0.35)%	1.76%	0.29%	1.58%
Expenses, after waivers	0.74%	0.74%	0.75%	0.97%
Expenses, prior to waivers	0.84%	0.76%	0.84%	0.99%
Total Return, at net asset value (d)	10.08%	(9.14)%	(8.94)%	0.39%
Total Return, at market value (d)	10.27%	(9.16)%	(8.82)%	0.65%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2020:

Index Commodity	Fund Weight (%)
Aluminum	32.06%
Zinc	30.64
Copper-Grade A	37.30
Closing Level as of June 30, 2020:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(3.3) million and $(34.1) million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $51.9 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $232.8 million was paid to purchase United States Treasury Obligations and $302.8 million was received from sales and maturing United States Treasury Obligations. $97.3 million was received from sales of affiliated investments and $100.7 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $181.1 million was received from sales of affiliated investments and $182.6 million was paid to purchase affiliated investments during the six months ended June 30, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $(3.1) million and $(7.4) million during the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(3.3) million and $(34.1) million during the six months ended June 30, 2020 and 2019, respectively. This included $30.5 million and $32.6 million from Shares purchased by Authorized Participants and $27.2 million and $64.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. There were no amounts due to Custodian for the six months ended June 30, 2020. During the six months ended June 30, 2019, amount due to Custodian decreased by $2.6 million.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2020	2019	2020	2019
DB Aluminum Indices	3.44%	(6.62)%	(13.33)%	(3.79)%
DB Zinc Indices	6.98	(12.79)	(9.95)	4.45
DB Copper—Grade A Indices	20.19	(7.03)	(3.53)	1.33
AGGREGATE RETURN	10.30%	(9.04)%	(8.83)%	0.75%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $12.37 per Share to $13.64 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on  March 31, 2020 was as follows: Shares traded at a low of $12.07 per Share (-2.39%) on April 1, 2020, and a high of $13.71 per Share (+10.84%) on June 10, 2020. The total return for the Fund, on a market value basis, was +10.27%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased from $17.04 per Share to $15.48 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on

March 31, 2019 was as follows: Shares traded at a low of $15.11 per Share (-11.33%) on June 14, 2019, and a high of $17.05 per Share (+0.06%) on April 3, 2019. The total return for the Fund, on a market value basis, was -9.16%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share increased from $12.40 per Share to $13.65 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended June 30, 2020, contributed to an overall 10.26% increase in the level of the Index and to a 10.30% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund, on a NAV basis, was +10.08%.

Net income (loss) for the three months ended June 30, 2020 was $8.9 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(11.1) million, net change in unrealized gain (loss) of $20.1 million and net operating expenses of $0.2 million.

For the three months ended June 30, 2019, the NAV of each Share decreased from $17.06 per Share to $15.50 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the three months ended June 30, 2019, contributed to an overall 9.57% decrease in the level of the Index and to a 9.04% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund, on a NAV basis, was -9.14%.

Net income (loss) for the three months ended June 30, 2019 was $(15.8) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(2.5) million, net change in unrealized gain (loss) of $(14.0) million and net operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $14.96 per Share to $13.64 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $11.96 per Share (-20.03%) on March 23, 2020, and a high of $15.41 per Share (+3.01%) on January 21, 2020. The total return for the Fund, on a market value basis, was -8.82%.

For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased from $15.38 per Share to $15.48 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $15.08 per Share (-1.95%) on January 2, 2019, and a high of $17.05 per Share (+10.86%) on April 3, 2019. The total return for the Fund, on a market value basis, was +0.65%.

Fund Share Net Asset Performance

For the six months ended June 30, 2020, the NAV of each Share decreased from $14.99 per Share to $13.65 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2020, contributed to an overall 9.12% decrease in the level of the Index and to a 8.83% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund, on a NAV basis, was -8.94%.

Net income (loss) for the six months ended June 30, 2020 was $(11.1) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $(14.3) million, net change in unrealized gain (loss) of $3.1 million and net operating expenses of $0.4 million.

For the six months ended June 30, 2019, the NAV of each Share increased from $15.44 per Share to $15.50 per Share. Rising commodity futures contract prices for zinc and copper were partially offset by falling commodity prices for aluminum during the six months ended June 30, 2019, contributing to an overall 0.42% decrease in the level of the Index and to a 0.75% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund, on a NAV basis, was +0.39%.

Net income (loss) for the six months ended June 30, 2019 was $1.1 million, primarily resulting from $2.1 million of income, net realized gain (loss) of $(7.6) million, net change in unrealized gain (loss) of $7.4 million and net operating expenses of $0.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$109,160,566	0.76%	$1,928,526	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$116,953,198	0.67%	$1,834,964	23

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

The following were the primary trading risk exposures of the Fund as of June 30, 2020 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units form Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	200,000	$12.17
May 1, 2020 to May 31, 2020	—	$—
June 1, 2020 to June 30, 2020	—	$—
Total	200,000	$12.17
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund - June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund - December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2019 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2019 (Unaudited), (ix) the Statement of Cash Flows of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2020 and 2019 (Unaudited) and (x) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – June 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 6, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools