Form 10-Q
period 2021-06-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2021-08-06
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of outstanding Shares as of June 30, 2021: 19,000,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020

Assets
United States Treasury Obligations, at value (cost $151,986,331 and $65,978,758, respectively)	$151,982,916	$65,983,080
Affiliated Investments, at value (cost $206,609,226 and $69,709,628, respectively)	206,651,848	69,754,530
Other investments:
LME Commodity Futures Contracts receivable	5,671,604	3,474,526
Unrealized appreciation on LME Commodity Futures Contracts	24,938,631	34,730,897
Receivable for:
Dividends from affiliates	3,955	846
Total assets	$389,248,954	$173,943,879
Liabilities
Payable for:
Shares redeemed	$6,046,599	$—
Management fees	245,409	102,494
Brokerage commissions and fees	4,847	4,594
Total liabilities	6,296,855	107,088
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	806	688
Shareholders' equity—Shares	382,951,293	173,836,103
Total shareholders' equity	382,952,099	173,836,791
Total liabilities and equity	$389,248,954	$173,943,879
General Shares outstanding	40	40
Shares outstanding	19,000,000	10,100,000
Net asset value per share	$20.16	$17.21
Market value per share	$20.20	$17.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

June 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due August 5, 2021 (b)	11.23%	$42,998,369	$43,000,000
U.S. Treasury Bills, 0.050% due August 12, 2021	7.05	26,998,504	27,000,000
U.S. Treasury Bills, 0.025% due September 9, 2021 (b)	7.05	26,997,821	27,000,000
U.S. Treasury Bills, 0.050% due October 7, 2021	2.61	9,998,843	10,000,000
U.S. Treasury Bills, 0.035% due November 4, 2021	2.61	9,998,338	10,000,000
U.S. Treasury Bills, 0.035% due December 2, 2021	2.61	9,997,968	10,000,000
U.S. Treasury Bills, 0.090% due January 27, 2022	6.53	24,993,073	25,000,000
Total United States Treasury Obligations (cost $151,986,331)	39.69%	$151,982,916
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $26,047,301) (c)	6.81%	$26,089,923	246,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $180,561,925)(c)(d)	47.15	180,561,925	180,561,925
Total Affiliated Investments (cost $206,609,226)	53.96%	$206,651,848
Total Investments in Securities (cost $358,595,557)	93.65%	$358,634,764

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $19,998,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	2,093	May-2022	$130,498,550	$8,205,211	$8,205,211
LME Copper	593	May-2022	138,710,113	3,141,294	3,141,294
LME Zinc	1,529	August-2021	113,652,481	13,592,126	13,592,126
Total Commodity Futures Contracts				$24,938,631	$24,938,631

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income
Interest Income	$16,850	$31,117	$32,554	$280,444
Dividends from Affiliates	9,991	54,672	17,669	235,083
Total Income	26,841	85,789	50,223	515,527
Expenses
Management Fees	682,755	167,697	1,089,680	369,424
Brokerage Commissions and Fees	39,045	19,636	52,338	41,458
Interest Expense	—	614	—	1,489
Total Expenses	721,800	187,947	1,142,018	412,371
Less: Waivers	(6,632)	(23,181)	(24,043)	(41,891)
Net Expenses	715,168	164,766	1,117,975	370,480
Net Investment Income (Loss)	(688,327)	(78,977)	(1,067,752)	145,047
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	49,616,883	(11,094,606)	49,616,883	(14,339,919)
Net Realized Gain (Loss)	49,616,883	(11,094,606)	49,616,883	(14,339,919)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(18,487)	(23,166)	(7,737)	(21,639)
Affiliated Investments	(4,559)	(59,241)	(2,280)	39,494
Commodity Futures Contracts	(26,735,105)	20,137,557	(9,792,266)	3,049,200
Net Change in Unrealized Gain (Loss)	(26,758,151)	20,055,150	(9,802,283)	3,067,055
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	22,858,732	8,960,544	39,814,600	(11,272,864)
Net Income (Loss)	$22,170,405	$8,881,567	$38,746,848	$(11,127,817)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2021	40	$748	15,700,000	$293,402,091	$293,402,839
Purchases of Shares			5,400,000	109,435,120	109,435,120
Redemption of Shares			(2,100,000)	(42,056,265)	(42,056,265)
Net Increase (Decrease) due to Share Transactions			3,300,000	67,378,855	67,378,855
Net Income (Loss)
Net Investment Income (Loss)		(2)		(688,325)	(688,327)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		151		49,616,732	49,616,883
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(91)		(26,758,060)	(26,758,151)
Net Income (Loss)		58		22,170,347	22,170,405
Net Change in Shareholders' Equity	—	58	3,300,000	89,549,202	89,549,260
Balance at June 30, 2021	40	$806	19,000,000	$382,951,293	$382,952,099

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

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$688	10,100,000	$173,836,103	$173,836,791
Purchases of Shares			11,000,000	212,424,725	212,424,725
Redemption of Shares			(2,100,000)	(42,056,265)	(42,056,265)
Net Increase (Decrease) due to Share Transactions			8,900,000	170,368,460	170,368,460
Net Income (Loss)
Net Investment Income (Loss)		(3)		(1,067,749)	(1,067,752)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		151		49,616,732	49,616,883
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(30)		(9,802,253)	(9,802,283)
Net Income (Loss)		118		38,746,730	38,746,848
Net Change in Shareholders' Equity	—	118	8,900,000	209,115,190	209,115,308
Balance at June 30, 2021	40	$806	19,000,000	$382,951,293	$382,952,099

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$38,746,848	$(11,127,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(134,975,019)	(51,938,787)
Proceeds from securities sold and matured	49,000,000	68,000,000
Cost of affiliated investments purchased	(310,392,957)	(100,693,900)
Proceeds from affiliated investments sold	173,493,359	97,291,094
Net accretion of discount on United States Treasury Obligations	(32,554)	(279,602)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	9,802,283	(3,067,055)
Change in operating assets and liabilities:
Dividends from affiliates	(3,109)	23,801
LME Commodity Futures Contracts	(2,197,078)	(1,525,469)
Management fees	142,915	(17,294)
Brokerage commissions and fees	253	(156)
Net cash provided by (used in) operating activities	(176,415,059)	(3,335,185)
Cash flows from financing activities:
Proceeds from purchases of Shares	212,424,725	30,535,584
Redemption of Shares	(36,009,666)	(27,200,399)
Net cash provided by (used in) financing activities	176,415,059	3,335,185
Net change in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,489

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

June 30, 2021

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2021and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and six months ended June 30, 2021 and 2020.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2021 and 2020, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2021 and 2020, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2021, the Fund had a receivable from the Commodity Broker of $5,671,604 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2020, the Fund had a receivable from the Commodity Broker of $3,474,526, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $6,632 and $24,043 for the three and six months ended June 30, 2021, respectively. The Managing Owner waived fees of $23,181 and $41,891, for the three and six months ended June 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$151,982,916	$—	$151,982,916
Exchange-Traded Fund	26,089,923	—	—	26,089,923
Money Market Mutual Fund	180,561,925	—	—	180,561,925
Total Investments in Securities	206,651,848	151,982,916	—	358,634,764
Other Investments - Assets (a)
Commodity Futures Contracts	24,938,631	—	—	24,938,631
Total Investments	$231,590,479	$151,982,916	$—	$383,573,395

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$65,983,080	$—	$65,983,080
Exchange-Traded Fund	16,051,273	—	—	16,051,273
Money Market Mutual Fund	53,703,257	—	—	53,703,257
Total Investments in Securities	69,754,530	65,983,080	—	135,737,610
Other Investments - Assets (a)
Commodity Futures Contracts	34,730,897	—	—	34,730,897
Total Investments	$104,485,427	$65,983,080	$—	$170,468,507

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$24,938,631	$—	$34,730,897	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$49,616,883	$(11,094,606)
	Net Change in Unrealized Gain (Loss)	(26,735,105)	20,137,557
Total		$22,881,778	$9,042,951

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$49,616,883	$(14,339,919)
	Net Change in Unrealized Gain (Loss)	(9,792,266)	3,049,200
Total		$39,824,617	$(11,290,719)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Notional Value	$356,629,556	$91,591,747	$289,730,559	$100,400,859

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$16,053,552	$10,040,930	$—	$(4,559)	$—	$26,089,923	$273
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	105,373,313	160,641,635	(85,453,023)	—	—	180,561,925	9,718
Total	$121,426,865	$170,682,565	$(85,453,023)	$(4,559)	$—	$206,651,848	$9,991

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$16,051,273	$10,040,930	$—	$(2,280)	$—	$26,089,923	$2,660
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	53,703,257	300,352,027	(173,493,359)	—	—	180,561,925	15,009
Total	$69,754,530	$310,392,957	$(173,493,359)	$(2,280)	$—	$206,651,848	$17,669

          The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$16,130,261	$—	$—	$(59,241)	$—	$16,071,020	$36,704
Investments in Affiliated Money Market Funds
Invesco Premier U.S. Government Money Portfolio, Institutional Class	5,276,729	75,472,322	(35,483,657)	—	—	45,265,394	17,968
Total	$21,406,990	$75,472,322	$(35,483,657)	$(59,241)	$—	$61,336,414	$54,672

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$16,031,526	$—	$—	$39,494	$—	$16,071,020	$103,523
Investments in Affiliated Money Market Funds
Invesco Premier U.S. Government Money Portfolio, Institutional Class	41,862,588	100,693,900	(97,291,094)	—	—	45,265,394	131,560
Total	$57,894,114	$100,693,900	$(97,291,094)	$39,494	$—	$61,336,414	$235,083

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$18.69	$12.40	$17.21	$14.99
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.51	1.26	3.02	(1.36)
Net investment income (loss) (b)	(0.04)	(0.01)	(0.07)	0.02
Net income (loss)	1.47	1.25	2.95	(1.34)
Net asset value per Share, end of period	$20.16	$13.65	$20.16	$13.65
Market value per Share, beginning of period (c)	$18.67	$12.37	$17.25	$14.96
Market value per Share, end of period (c)	$20.20	$13.64	$20.20	$13.64

Ratio to average Net Assets (d)
Net investment income (loss)	(0.76)%	(0.35)%	(0.73)%	0.29%
Expenses, after waivers	0.79%	0.74%	0.77%	0.75%
Expenses, prior to waivers	0.79%	0.84%	0.79%	0.84%
Total Return, at net asset value (e)	7.87%	10.08%	17.14%	(8.94)%
Total Return, at market value (e)	8.20%	10.27%	17.10%	(8.82)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2021:

Index Commodity	Fund Weight (%)
Aluminum	34.07%
Zinc	29.68
Copper-Grade A	36.25
Closing Level as of June 30, 2021:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of futures commission merchants, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(176.4) million and (3.3) million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2021, $135.0 million was paid to purchase United States Treasury Obligations and $49.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021. $135.0 million was paid to purchase United States Treasury Obligations and $49.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2020, $51.9 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. $173.5 million was received from sales of affiliated investments and $310.4 million was paid to purchase affiliated investments during the six months ended June 30, 2021. $97.3 million was received from sales of affiliated investments and $100.7 million was paid to purchase affiliated investments during the six months ended June 30, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $9.8 million and $(3.1) million during the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $176.4 million and $3.3 million during the six months ended June 30, 2021 and 2020, respectively. This included $212.4 million and $30.5 million from Shares purchased by Authorized Participants and $36.0 million and $27.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

DBB - For the Three Months Ended June 30, 2021
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
3/31/2021
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Three Months Ended June 30, 2020
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
3/31/2020
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For The Six Months Ended June 30, 2020
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Percentage Change
12/31/2019
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2021	2020	2021	2020
DB Aluminum Indices	11.20%	3.44%	23.19%	(13.33)%
DB Zinc Indices	5.23	6.98	7.40	(9.95)
DB Copper—Grade A Indices	7.58	20.19	21.72	(3.53)
AGGREGATE RETURN	8.06%	10.30%	17.55%	(8.83)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the three months ended June 30, 2021, the NYSE Arca market value of each Share increased from $18.67 per Share to $20.20 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $18.67 per Share (0.03%) on April 1, 2021 and a high of $21.29 per Share (14.04%) on May 11, 2021. The total return for the Fund on a market value basis was +8.20%.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the NAV of each Share increased from $18.69 per Share to $20.16 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2021, contributed to an overall 8.06% increase in the level of the Index and to an 8.06% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +7.87%.

Net income (loss) for the three months ended June 30, 2021 was $22.2 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $49.6 million, net change in unrealized gain (loss) of $(26.8) million and net operating expenses of $ 0.7 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the six months ended June 30, 2021, the NYSE Arca market value of each Share increased from $17.25 per Share to $20.20 per Share. The Share price low and high for the six months ended June 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $16.79 per Share (-2.64%) on February 2, 2021, and a high of $21.29 per Share (+23.43%) on May 11, 2021. The total return for the Fund on a market value basis was +17.10%.

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $14.96 per Share to $13.64 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $11.96 per Share (-20.03%) on March 23, 2020, and a high of $15.41 per Share (+3.01%) on January 21, 2020. The total return for the Fund on a market value basis was -8.82%.

Fund Share Net Asset Performance

For the six months ended June 30, 2021, the NAV of each Share increased from $17.21 per Share to $20.16 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2021, contributed to an overall 17.53% increase in the level of the Index and to a 17.55% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund, on a NAV basis was +17.14%.

Net income (loss) for the six months ended June 30, 2021 2021 was $38.8 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $49.6 million, net change in unrealized gain (loss) of $(9.8) million and net operating expenses of $1.1 million.

For the six months ended June 30, 2020, the NAV of each Share decreased from $14.99 per Share to $13.65 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2020, contributed to an overall 9.12% decrease in the level of the Index and a 8.83% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -8.94%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2021.

				For the Six Months Ended
				June 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$382,952,099	0.88%	$7,931,551	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$173,836,791	0.81%	$3,291,096	21

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

The following were the primary trading risk exposures of the Fund as of June 30, 2021 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units form Authorized Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2021 to April 30, 2021	300,000	$19.21
May 1, 2021 to May 31, 2021	300,000	$21.03
June 1, 2021 to June 30, 2021	1,500,000	$19.99
Total	2,100,000	$20.03
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – June 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – June 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2020 (Unaudited), (ix) the Statement of Cash Flows of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2021 and 2020 (Unaudited) and (x) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – June 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 5, 2021		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 5, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools