Form 10-Q
period 2022-03-31
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2022-05-06
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of outstanding Shares as of March 31, 2022: 26,100,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
United States Treasury Obligations, at value (cost $117,865,822 and $112,003,993, respectively)	$117,838,203	$112,005,375
Affiliated Investments, at value (cost $405,965,437 and $317,713,448, respectively)	405,966,227	317,739,851
Other investments:
LME Commodity Futures Contracts receivable	20,934,480	6,172,132
Unrealized appreciation on LME Commodity Futures Contracts	127,576,249	51,567,124
Receivable for:
Fund shares sold	5,188,641	—
Dividends from affiliates	45,166	6,183
Total assets	$677,548,966	$487,490,665
Liabilities
Payable for:
Management fees	426,440	299,515
Brokerage commissions and fees	3,821	4,967
Total liabilities	$430,261	$304,482
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,038	886
Shareholders' equity—Shares	677,117,667	487,185,297
Total shareholders' equity	677,118,705	487,186,183
Total liabilities and equity	$677,548,966	$487,490,665

General Shares outstanding	40	40
Shares outstanding	26,100,000	22,000,000
Net asset value per share	$25.94	$22.14
Market value per share	$25.90	$22.18

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

March 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.170% due April 21, 2022	2.22%	$14,998,979	$15,000,000
U.S. Treasury Bills, 0.190% due April 28, 2022	1.92	12,998,730	13,000,000
U.S. Treasury Bills, 0.440% due May 19, 2022	3.69	24,992,000	25,000,000
U.S. Treasury Bills, 0.380% due June 9, 2022	1.77	11,991,421	12,000,000
U.S. Treasury Bills, 0.365% due July 21, 2022	2.21	14,969,417	15,000,000
U.S. Treasury Bills, 0.380% due July 28, 2022(b)	1.92	12,967,935	13,000,000
U.S. Treasury Bills, 0.770% due August 18, 2022(b)	3.68	24,919,721	25,000,000
Total United States Treasury Obligations (cost $117,865,822)	17.41%	$117,838,203
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $36,044,535)(c)	5.32%	$36,045,325	341,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 0.25% (cost $369,920,902)(c)(d)	54.63	369,920,902	369,920,902
Total Affiliated Investments (cost $405,965,437)	59.95%	$405,966,227
Total Investments in Securities (cost $523,831,259)	77.36%	$523,804,430

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.

(b)	United States Treasury Obligations of $34,892,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	2,798	May-2022	$243,923,345	$56,532,878	$56,532,878
LME Copper	762	May-2022	197,634,225	16,701,110	16,701,110
LME Zinc	2,276	August-2022	235,651,350	54,342,261	54,342,261
Total Commodity Futures Contracts				$127,576,249	$127,576,249

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due January 6, 2022	5.13%	$25,000,002	$25,000,000
U.S. Treasury Bills, 0.055% due January 20, 2022	5.13	24,999,911	25,000,000
U.S. Treasury Bills, 0.055% due January 27, 2022(b)	5.13	24,999,625	25,000,000
U.S. Treasury Bills, 0.050% due February 3, 2022(b)	5.14	25,006,662	25,007,200
U.S. Treasury Bills, 0.070% due March 10, 2022(b)	2.46	11,999,175	12,000,000
Total United States Treasury Obligations (cost $112,003,993)	22.99%	$112,005,375
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $36,044,535)(c)	7.40%	$36,070,938	341,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio Institutional Class, 0.03% (cost $281,668,913)(c)(d)	57.82	281,668,913	281,668,913
Total Affiliated Investments (cost $317,713,448)	65.22%	$317,739,851
Total Investments in Securities (cost $429,717,441)	88.21%	$429,745,226

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $31,996,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
LME Aluminum	2,363	May-2022	$165,734,913	$22,900,724	$22,900,724
LME Copper	643	May-2022	155,935,537	7,321,119	7,321,119
LME Zinc	1,922	August-2022	165,532,250	21,345,281	21,345,281
Total Commodity Futures Contracts				$51,567,124	$51,567,124

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income
Interest Income	$71,024	$15,704
Dividends from Affiliates	61,100	7,678
Total Income	132,124	23,382
Expenses
Management Fees	1,073,286	406,925
Brokerage Commissions and Fees	11,916	13,293
Total Expenses	1,085,202	420,218
Less: Waivers	(11,312)	(17,411)
Net Expenses	1,073,890	402,807
Net Investment Income (Loss)	(941,766)	(379,425)
Net Realized Gain (Loss) on
Commodity Futures Contracts	14,762,630	—
Net Realized Gain (Loss)	14,762,630	—
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(29,001)	10,750
Affiliated Investments	(25,613)	2,279
Commodity Futures Contracts	76,009,125	16,942,839
Net Change in Unrealized Gain (Loss)	75,954,511	16,955,868
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	90,717,141	16,955,868
Net Income (Loss)	$89,775,375	$16,576,443

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$886	22,000,000	$487,185,297	$487,186,183
Purchases of Shares			6,900,000	168,934,827	168,934,827
Redemption of Shares			(2,800,000)	(68,777,680)	(68,777,680)
Net Increase (Decrease) due to Share Transactions			4,100,000	100,157,147	100,157,147
Net Income (Loss)
Net Investment Income (Loss)		(2)		(941,764)	(941,766)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		25		14,762,605	14,762,630
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		129		75,954,382	75,954,511
Net Income (Loss)		152		89,775,223	89,775,375
Net Change in Shareholders' Equity	—	152	4,100,000	189,932,370	189,932,522
Balance at March 31, 2022	40	$1,038	26,100,000	$677,117,667	$677,118,705

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$89,775,375	$16,576,443
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(117,798,005)	(89,982,428)
Proceeds from securities sold and matured	112,007,200	39,000,000
Cost of affiliated investments purchased	(208,965,190)	(139,710,392)
Proceeds from affiliated investments sold	120,713,201	88,040,336
Net accretion of discount on United States Treasury Obligations	(71,024)	(15,704)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(75,954,511)	(16,955,868)
Change in operating assets and liabilities:
Dividends from affiliates	(38,983)	(1,279)
LME Commodity Futures Contracts	(14,762,348)	—
Management fees	126,925	60,193
Brokerage commissions and fees	(1,146)	(906)
Net cash provided by (used in) operating activities	(94,968,506)	(102,989,605)
Cash flows from financing activities:
Proceeds from purchases of Shares	163,746,186	102,989,605
Redemption of Shares	(68,777,680)	—
Net cash provided by (used in) financing activities	94,968,506	102,989,605
Net change in Cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three months ended March 31, 2022 and 2021.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2022 and 2021, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three months ended March 31, 2022 and 2021, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2022, the Fund had a receivable from the Commodity Broker of $20,934,480 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2021, the Fund had a receivable from the Commodity Broker of $6,172,132, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $11,312 and $17,411 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$117,838,203	$—	$117,838,203
Exchange-Traded Fund	36,045,325	—	—	36,045,325
Money Market Mutual Fund	369,920,902	—	—	369,920,902
Total Investments in Securities	405,966,227	117,838,203	—	523,804,430
Other Investments - Assets(a)
Commodity Futures Contracts	127,576,249	—	—	127,576,249
Total Other Investments	127,576,249	—	—	127,576,249
Total Investments	$533,542,476	$117,838,203	$—	$651,380,679

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$112,005,375	$—	$112,005,375
Exchange-Traded Fund	36,070,938	—	—	36,070,938
Money Market Mutual Fund	281,668,913	—	—	281,668,913
Total Investments in Securities	317,739,851	112,005,375	—	429,745,226
Other Investments - Assets (a)
Commodity Futures Contracts	51,567,124	—	—	51,567,124
Total Investments	$369,306,975	$112,005,375	$—	$481,312,350

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$127,576,249	$—	$51,567,124	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$14,762,630	$—
	Net Change in Unrealized Gain (Loss)	76,009,125	16,942,839
Total		$90,771,755	$16,942,839

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2022	2021
Average Notional Value	$568,392,036	$223,751,289

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

Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$36,070,938	$—	$—	$(25,613)	$—	$36,045,325	$2,172
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	281,668,913	208,965,190	(120,713,201)	—	—	369,920,902	58,928
Total	$317,739,851	$208,965,190	$(120,713,201)	$(25,613)	$—	$405,966,227	$61,100

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.
	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$16,051,273	$—	$—	$2,279	$—	$16,053,552	$2,387
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	53,703,257	139,710,392	(88,040,336)	—	—	105,373,313	5,291
Total	$69,754,530	$139,710,392	$(88,040,336)	$2,279	$—	$121,426,865	$7,678

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$22.14	$17.21
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.84	1.51
Net investment income (loss) (b)	(0.04)	(0.03)
Net income (loss)	3.80	1.48
Net asset value per Share, end of period	$25.94	$18.69
Market value per Share, beginning of period (c)	$22.18	$17.25
Market value per Share, end of period (c)	$25.90	$18.67

Ratio to average Net Assets (d)
Net investment income (loss)	(0.66)%	(0.70)%
Expenses, after waivers	0.75%	0.74%
Expenses, prior to waivers	0.76%	0.77%
Total Return, at net asset value (e)	17.16%	8.60%
Total Return, at market value (e)	16.77%	8.23%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2022:

Index Commodity	Fund Weight (%)
Aluminum	36.03%
Copper-Grade A	29.17
Zinc	34.80
Closing Level as of March 31, 2022:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

       In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, the values of which are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(95.0) million and $(103.0) million for the three months ended March 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2022, $117.8 million was paid to purchase United States Treasury Obligations and $112.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2021, $90.0 million was paid to purchase United States Treasury Obligations and $39.0 million was received from sales and maturing United States Treasury Obligations. $120.7 million was received from sales of affiliated investments and $209.0 million was paid to purchase affiliated investments during the three months ended March 31, 2022. $88.0 million was received from sales of affiliated investments and $139.7 million was paid to purchase affiliated investments during the three months ended March 31, 2021. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $(76.0) million and $(17.0) million during the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $95.0 million and $103.0 million during the three months ended March 31, 2022 and 2021, respectively. This included $163.7 million and $103.0 million from Shares purchased by Authorized Participants and $68.8 million and $0.0 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

DBB - For the Three Months Ended March 31, 2022
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2021
3/31/2022
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended
	March 31,
Underlying Index	2022	2021
DB Aluminum Indices	24.39%	10.79%
DB Copper—Grade A Indices	7.03	2.06
DB Zinc Indices	20.31	13.14
AGGREGATE RETURN	17.44%	8.78%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

For the three months ended March 31, 2022, the NYSE Arca market value of each Share increased from $22.18 per Share to $25.90 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $22.12 per Share (-0.27%) on January 3, 2022, and a high of $26.95 per Share (+21.51%) on March 4, 2022. The total return for the Fund on a market value basis was +16.77%.

Industrial metal commodities had a strong start to 2022, with the Fund posting its largest quarterly gain since 2010, as growing geopolitical tensions over the war in Ukraine further strained markets that were already facing critically low supplies. Following an over 40% rally last year, as China imposed production curbs to meet its climate ambitions, aluminum front month futures soared again to an all-time high this quarter, given Russia’s role as the world’s largest aluminum producer behind China. Furthermore, heightened energy prices due to the war caused power costs to spike even higher, leading to additional cuts in smelter production across all metals, amid rapidly declining exchange inventories.

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

Industrial metal commodities started off 2021 in positive territory as growing vaccine optimism and easing lockdown restrictions globally signaled the start of demand recovery. The sector was further supported by the push for green energy and infrastructure buildouts, especially following Biden’s presidential victory. Copper front month futures rallied as demand expectations grew more optimistic given the metal’s vital role in the world's path to net zero emissions and switch to electric vehicles. Copper is also often seen as the global economic bellwether given its widespread application in most sectors across the economy.

Fund Share Net Asset Performance

For the three months ended March 31, 2022, the NAV of each Share increased from $22.14 per Share to $25.94 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended March 31, 2022 contributed to an overall 17.36% increase in the level of the Index and to a 17.44% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +17.16%.

Net income (loss) for the three months ended March 31, 2022 was $89.8 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $14.8 million, net change in unrealized gain (loss) of $76.0 million and net operating expenses of   $1.1 million.

       For the three months ended March 31,2021, the NAV of each Share increased from $17.21 per Share to $18.69 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended March 31, 2021 contributed to an overall 8.76% increase in the level of the Index and to a 8.78% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +8.60%.

      Net income (loss) for the three months ended March 31, 2021 was $16.6 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $17.0 million and net operating expenses of

$0.4 million..

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2022.

				For the Three Months Ended
				March 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$677,118,705	1.10%	$17,178,356	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$487,186,183	1.03%	$11,699,176	9

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

The following were the primary trading risk exposures of the Fund as of March 31, 2022 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance

Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. The negative impacts may be particularly acute in certain sectors. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Commodities and may have an adverse effect on the performance of the Fund and value of the Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units form Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	800,000	$22.88
February 1, 2022 to February 28, 2022	200,000	23.43
March 1, 2022 to March 31, 2022	1,800,000	25.44
Total	2,800,000	$24.56
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – March 31, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – March 31, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2021 (Unaudited) (vii) the Statement of Cash Flows of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2022 and 2021 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 5, 2022		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 5, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools