Form 10-Q
period 2023-03-31
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2023-05-09
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of outstanding Shares as of March 31, 2023: 11,100,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets
United States Treasury Obligations, at value (cost $136,036,343 and $146,136,233, respectively)	$136,096,902	$146,181,951
Affiliated investments, at value (cost $171,049,312 and $163,663,402, respectively)	171,019,668	163,597,696
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	—	426,498
Deposits with brokers:
Cash collateral - Commodity Futures Contracts	15,000,000	15,000,000
Cash held by custodian	—	1,964,633
Receivable for:
Dividends from affiliates	689,279	525,910
Total assets	$322,805,849	$327,696,688
Liabilities
Other Investments:
LME Commodity Futures Contracts payable	74,972,626	62,908,834
Unrealized depreciation on LME Commodity Futures Contracts	23,341,632	38,400,145
Payable for:
Fund shares reacquired	—	1,964,633
Management fees	143,643	143,081
Brokerage commissions and fees	4,724	4,585
Total liabilities	$98,462,625	$103,421,278
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	808	780
Shareholders' equity—Shares	224,342,416	224,274,630
Total shareholders' equity	224,343,224	224,275,410
Total liabilities and equity	$322,805,849	$327,696,688

General Shares outstanding	40	40
Shares outstanding	11,100,000	11,500,000
Net asset value per share	$20.21	$19.50
Market value per share	$20.19	$19.57

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

March 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.680% due May 18, 2023(b)	24.37%	$54,678,594	$55,000,000
U.S. Treasury Bills, 4.720% due May 25, 2023(b)	22.14	49,667,055	50,000,000
U.S. Treasury Bills, 4.750% due June 1, 2023(b)	8.85	19,851,435	20,000,000
U.S. Treasury Bills, 4.765% due June 8, 2023(b)	5.31	11,899,818	12,000,000
Total United States Treasury Obligations (cost $136,036,343)	60.67%	$136,096,902
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,059,238)(c)	8.93	20,029,594	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 4.73% (cost $150,990,074)(c)(d)	67.30	150,990,074	150,990,074
Total Affiliated Investments (cost $171,049,312)	76.23%	$171,019,668
Total Investments in Securities (cost $307,085,655)	136.90%	$307,116,570

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $136,095,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2023.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	1,198	May-2023	$71,692,812	$(17,753,002)	$(17,753,002)
LME Copper	354	May-2023	79,583,625	(4,804,691)	(4,804,691)
LME Zinc	1,001	August-2023	72,972,000	(783,939)	(783,939)
Total Commodity Futures Contracts				$(23,341,632)	$(23,341,632)

(e)
Futures contracts collateralized by $15,000,000 cash held with Morgan Stanley & Co. LLC, the futures commission merchant.
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 3.820% due January 19, 2023(b)	4.45%	$9,983,933	$10,000,000
U.S. Treasury Bills, 4.155% due February 16, 2023(b)	24.40	54,726,826	55,000,000
U.S. Treasury Bills, 4.220% due February 23, 2023(b)	22.16	49,699,446	50,000,000
U.S. Treasury Bills, 4.285% due March 2, 2023(b)	8.86	19,863,575	20,000,000
U.S. Treasury Bills, 4.270% due March 9, 2023(b)	5.31	11,908,171	12,000,000
Total United States Treasury Obligations (cost $146,136,233)	65.18%	$146,181,951
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,059,238)(c)	8.91	$19,993,532	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio Institutional Class 4.22% (cost $143,604,164)(c)(d)	64.03	143,604,164	143,604,164
Total Affiliated Investments (cost $163,663,402)	72.94%	$163,597,696
Total Investments in Securities (cost $309,799,635)	138.12%	$309,779,647

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
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2022.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	1,225	May-2023	$73,346,875	$(24,812,824)	$(24,812,824)
LME Copper	362	May-2023	75,773,388	(13,587,321)	(13,587,321)
LME Zinc	1,024	August-2023	75,116,800	426,498	426,498
Total Commodity Futures Contracts				$(37,973,647)	$(37,973,647)

(e)
Futures contracts collateralized by $15,000,000 cash held with Morgan Stanley & Co. LLC, the futures commission merchant.
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Income
Interest Income	$1,701,216	$71,024
Dividends from Affiliates	1,935,363	61,100
Total Income	3,636,579	132,124
Expenses
Management Fees	455,826	1,073,286
Brokerage Commissions and Fees	8,190	11,916
Interest Expense	5,721	—
Total Expenses	469,737	1,085,202
Less: Waivers	(38,873)	(11,312)
Net Expenses	430,864	1,073,890
Net Investment Income (Loss)	3,205,715	(941,766)
Net Realized Gain (Loss) on
Affiliated Investments	—	—
Commodity Futures Contracts	(12,063,792)	14,762,630
Net Realized Gain (Loss)	(12,063,792)	14,762,630
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	14,841	(29,001)
Affiliated Investments	36,062	(25,613)
Commodity Futures Contracts	14,632,015	76,009,125
Net Change in Unrealized Gain (Loss)	14,682,918	75,954,511
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	2,619,126	90,717,141
Net Income (Loss)	$5,824,841	$89,775,375

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$780	11,500,000	$224,274,630	$224,275,410
Purchases of Shares			2,600,000	53,346,605	53,346,605
Redemption of Shares			(3,000,000)	(59,103,632)	(59,103,632)
Net Increase (Decrease) due to Share Transactions			(400,000)	(5,757,027)	(5,757,027)
Net Income (Loss)
Net Investment Income (Loss)		15		3,205,700	3,205,715
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(58)		(12,063,734)	(12,063,792)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		71		14,682,847	14,682,918
Net Income (Loss)		28		5,824,813	5,824,841
Net Change in Shareholders' Equity	—	28	(400,000)	67,786	67,814
Balance at March 31, 2023	40	$808	11,100,000	$224,342,416	$224,343,224

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$5,824,841	$89,775,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(135,368,117)	(117,798,005)
Proceeds from securities sold and matured	147,000,000	112,007,200
Cost of affiliated investments purchased	(175,804,388)	(208,965,190)
Proceeds from affiliated investments sold	168,418,478	120,713,201
Net accretion of discount on United States Treasury Obligations	(1,531,993)	(71,024)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(14,682,918)	(75,954,511)
Change in operating assets and liabilities:
Dividends from affiliates	(163,369)	(38,983)
LME Commodity Futures Contracts	12,063,792	(14,762,348)
Management fees	562	126,925
Brokerage commissions and fees	139	(1,146)
Net cash provided by (used in) operating activities	5,757,027	(94,968,506)
Cash flows from financing activities:
Proceeds from purchases of Shares	53,346,605	163,746,186
Redemption of Shares	(61,068,265)	(68,777,680)
Net cash provided by (used in) financing activities	(7,721,660)	94,968,506
Net change in Cash	(1,964,633)	—
Cash at beginning of period	1,964,633	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,721	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

March 31, 2023

Note 1 - Organization

Invesco DB Base Metals Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in five separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 50,000 Shares (“Creation Units”). The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended March 31, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three months ended March 31, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three months ended March 31, 2023 and 2022, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2023, the Fund had a payable to the Commodity Broker of $74,972,626 related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2022, the Fund had a payable to the Commodity Broker of $62,908,834, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $38,873 and $11,312 for the three months ended March 31, 2023 and 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

Because the Fund’s assets are maintained with the Commodity Broker and Custodian, the distress, impairment or failure of the Commodity Broker or Custodian could result in the loss of or delay in access to Fund assets.

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

The following is a summary of the tiered valuation input levels as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$136,096,902	$—	$136,096,902
Exchange-Traded Fund	20,029,594	—	—	20,029,594
Money Market Mutual Fund	150,990,074	—	—	150,990,074
Total Investments in Securities	171,019,668	136,096,902	—	307,116,570
Other Investments - Liabilities (a)
Commodity Futures Contracts	(23,341,632)	—	—	(23,341,632)
Total Investments	$147,678,036	$136,096,902	$—	$283,774,938

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$146,181,951	$—	$146,181,951
Exchange-Traded Fund	19,993,532	—	—	19,993,532
Money Market Mutual Fund	143,604,164	—	—	143,604,164
Total Investments in Securities	163,597,696	146,181,951	—	309,779,647
Other Investments - Assets (a)
Commodity Futures Contracts	426,498	—	—	426,498
Other Investments - Liabilities (a)
Commodity Futures Contracts	(38,400,145)	—	—	(38,400,145)
Total Other Investments	(37,973,647)	—	—	(37,973,647)
Total Investments	$125,624,049	$146,181,951	$—	$271,806,000

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(23,341,632)	$426,498	$(38,400,145)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(12,063,792)	$14,762,630
	Net Change in Unrealized Gain (Loss)	14,632,015	76,009,125
Total		$2,568,223	$90,771,755

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2023	2022
Average Notional Value	$241,531,171	$568,392,036

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 3/31/2023	Dividend Income
Invesco Treasury Collateral ETF	$19,993,532	$—	$—	$36,062	$—	$20,029,594	$192,290
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	143,604,164	175,804,388	(168,418,478)	—	—	150,990,074	1,743,073
Total	$163,597,696	$175,804,388	$(168,418,478)	$36,062	$—	$171,019,668	$1,935,363

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 3/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$36,070,938	$—	$—	$(25,613)	$—	$36,045,325	$2,172
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	281,668,913	208,965,190	(120,713,201)	—	—	369,920,902	58,928
Total	$317,739,851	$208,965,190	$(120,713,201)	$(25,613)	$—	$405,966,227	$61,100

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$19.50	$22.14
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.44	3.84
Net investment income (loss) (b)	0.27	(0.04)
Net income (loss)	0.71	3.80
Net asset value per Share, end of period	$20.21	$25.94
Market value per Share, beginning of period (c)	$19.57	$22.18
Market value per Share, end of period (c)	$20.19	$25.90

Ratio to average Net Assets (d)
Net investment income (loss)	5.27%	(0.66)%
Expenses, after waivers	0.71%	0.75%
Expenses, prior to waivers	0.77%	0.76%
Total Return, at net asset value (e)	3.64%	17.16%
Total Return, at market value (e)	3.17%	16.77%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments.

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

Overview/Introduction

Invesco DB Base Metals Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in five separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2023:

Index Commodity	Fund Weight (%)
Aluminum	31.98%
Copper-Grade A	35.47
Zinc	32.55
Closing Level as of March 31, 2023:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $5.8 million and $(95.0) million for the three months ended March 31, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2023, $135.4 million was paid to purchase United States Treasury Obligations and $147.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2022, $117.8 million was paid to purchase United States Treasury Obligations and $112.0 million was received from sales and maturing United States Treasury Obligations. $168.4 million was received from sales of affiliated investments and $175.8 million was paid to purchase affiliated investments during the three months ended March 31, 2023. $120.7 million was received from sales of affiliated investments and $209.0 million was paid to purchase affiliated investments during the three months ended March 31, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(7.7) million and $95.0 million during the three months ended March 31, 2023 and 2022, respectively. This included $53.3 million and $163.7 million from Shares purchased by Authorized Participants and $61.1 million and $68.8 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

DBB - For the Three Months Ended March 31, 2023
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2022
3/31/2023
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended
	March 31,
Underlying Index	2023	2022
DB Aluminum Indices	1.12%	24.39%
DB Copper—Grade A Indices	8.66	7.03
DB Zinc Indices	0.55	20.31
AGGREGATE RETURN	3.48%	17.44%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Fund Share Price Performance

For the three months ended March 31, 2023, the NYSE Arca market value of each Share increased from $19.57 per Share to $20.19 per Share. The Share price low and high for the three months ended March 31, 2023 and related change from the Share price December 31, 2022 was as follows: Shares traded at a low of $19.19 per Share (-1.94%) on January 4, 2023 and a high of $22.28 per Share (+13.82%) on January 26, 2023. The total return for the Fund on a market value basis was +3.17%.

Industrial metals performed positively in the first quarter of 2023, though Copper was the only significant positive contributor, supported by supply disruptions in South America. While all of the Fund’s components rallied in January, continuing its China and “Fed-pivot” driven rally from year-end 2022, prices eased through February and the first half of March, pressured by hotter-than-expected labor data, resilient U.S. inflation and a lack of bullish data out of China to support the reopening story. Furthermore, aluminum prices fell on surging stockpiles at South Korea’s main storage hub for Russian metals, coinciding with the U.S.’s claim that Moscow had been dumping unwanted supplies onto the market, and Zinc wiped out all year-to-date gains in March on growing expectations for restarts at European smelters. A broader risk-off move triggered by the turmoil in the banking sector also pressured the commodities in general to end the quarter.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2023, the NAV of each Share increased from $19.50 per Share to $20.21 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended March 31, 2023 contributed to an overall 2.27% increase in the level of the Index and to a 3.48% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +3.64%.

Net income (loss) for the three months ended March 31, 2023 was $5.8 million, primarily resulting from $3.6 million of income, net realized gain (loss) of $(12.1) million, net change in unrealized gain of $14.7 million and net operating expenses of $0.4 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2022.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2023.

				For the Three Months Ended
				March 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$224,343,224	1.23%	$6,451,628	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$224,275,410	1.27%	6,624,178	34

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

The following were the primary trading risk exposures of the Fund as of March 31, 2023 by Index Commodity:

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

ITEM 4. CONTROLS AND PROCEDURES.

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund and the Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of Invesco DB Agriculture Fund, Invesco DB Energy Fund, Invesco DB Oil Fund and Invesco DB Precious Metals Fund, each a series of the Trust.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2023 to January 31, 2023	300,000	$19.25
February 1, 2023 to February 28, 2023	100,000	20.34
March 1, 2023 to March 31, 2023	2,600,000	19.73
Total	3,000,000	$19.70

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – March 31, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – March 31, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2022 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2023 and 2022 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – March 31, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 8, 2023		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 8, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools