Form 10-Q
period 2023-06-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2023-08-04
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of outstanding Shares as of June 30, 2023: 9,100,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets
United States Treasury Obligations, at value (cost $55,952,422 and $146,136,233, respectively)	$55,965,584	$146,181,951
Affiliated investments, at value (cost $116,488,482 and $163,663,402, respectively)	116,447,450	163,597,696
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	—	426,498
Deposits with brokers:
Cash collateral - Commodity Futures Contracts	15,000,000	15,000,000
Cash held by custodian	—	1,964,633
Receivable for:
Dividends from affiliates	409,227	525,910
Total assets	$187,822,261	$327,696,688
Liabilities
Other Investments:
LME Commodity Futures Contracts payable	2,085,596	62,908,834
Unrealized depreciation on LME Commodity Futures Contracts	19,648,556	38,400,145
Payable for:
Fund shares reacquired	2,691,992	1,964,633
Management fees	96,381	143,081
Brokerage commissions and fees	4,814	4,585
Total liabilities	$24,527,339	$103,421,278
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	718	780
Shareholders' equity—Shares	163,294,204	224,274,630
Total shareholders' equity	163,294,922	224,275,410
Total liabilities and equity	$187,822,261	$327,696,688

General Shares outstanding	40	40
Shares outstanding	9,100,000	11,500,000
Net asset value per share	$17.94	$19.50
Market value per share	$17.97	$19.57

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.220% due September 7, 2023(b)	7.28%	$11,887,140	$12,000,000
U.S. Treasury Bills, 4.980% due November 16, 2023(b)	15.01	24,511,250	25,000,000
U.S. Treasury Bills, 5.290% due November 30, 2023(b)	11.99	19,567,194	20,000,000
Total United States Treasury Obligations (cost $55,952,422)	34.28%	$55,965,584
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,059,238)(c)	12.26%	$20,018,206	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 5.05% (cost $96,429,244)(c)(d)	59.05	96,429,244	96,429,244
Total Affiliated Investments (cost $116,488,482)	71.31%	$116,447,450
Total Investments in Securities (cost $172,440,904)	105.59%	$172,413,034

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $55,962,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	933	May-2024	$52,288,819	$(4,774,600)	$(4,774,600)
LME Copper	295	May-2024	61,332,344	(3,629,054)	(3,629,054)
LME Zinc	833	August-2023	49,756,131	(11,244,902)	(11,244,902)
Total Commodity Futures Contracts				$(19,648,556)	$(19,648,556)

(e)
Futures contracts collateralized by $15,000,000 cash held with Morgan Stanley & Co. LLC, the futures commission merchant.
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 3.820% due January 19, 2023(b)	4.45%	$9,983,933	$10,000,000
U.S. Treasury Bills, 4.155% due February 16, 2023(b)	24.40	54,726,826	55,000,000
U.S. Treasury Bills, 4.220% due February 23, 2023(b)	22.16	49,699,446	50,000,000
U.S. Treasury Bills, 4.285% due March 2, 2023(b)	8.86	19,863,575	20,000,000
U.S. Treasury Bills, 4.270% due March 9, 2023(b)	5.31	11,908,171	12,000,000
Total United States Treasury Obligations (cost $146,136,233)	65.18%	$146,181,951
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,059,238)(c)	8.91%	$19,993,532	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 4.22% (cost $143,604,164)(c)(d)	64.03	143,604,164	143,604,164
Total Affiliated Investments (cost $163,663,402)	72.94%	$163,597,696
Total Investments in Securities (cost $309,799,635)	138.12%	$309,779,647

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$1,450,251	$345,666	$3,151,467	$416,690
Dividends from Affiliates	1,663,597	518,390	3,598,960	579,490
Total Income	3,113,848	864,056	6,750,427	996,180
Expenses
Management Fees	360,579	1,053,615	816,405	2,126,901
Brokerage Commissions and Fees	24,721	58,650	32,911	70,566
Interest Expense	30,862	1	36,583	1
Total Expenses	416,162	1,112,266	885,899	2,197,468
Less: Waivers	(33,064)	(76,023)	(71,937)	(87,335)
Net Expenses	383,098	1,036,243	813,962	2,110,133
Net Investment Income (Loss)	2,730,750	(172,187)	5,936,465	(1,113,953)
Net Realized Gain (Loss) on
Commodity Futures Contracts	(30,785,844)	65,676,291	(42,849,636)	80,438,921
Net Realized Gain (Loss)	(30,785,844)	65,676,291	(42,849,636)	80,438,921
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(47,397)	(302,327)	(32,556)	(331,328)
Affiliated Investments	(11,388)	17,075	24,674	(8,538)
Commodity Futures Contracts	3,693,076	(217,687,277)	18,325,091	(141,678,152)
Net Change in Unrealized Gain (Loss)	3,634,291	(217,972,529)	18,317,209	(142,018,018)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(27,151,553)	(152,296,238)	(24,532,427)	(61,579,097)
Net Income (Loss)	$(24,420,803)	$(152,468,425)	$(18,595,962)	$(62,693,050)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$808	11,100,000	$224,342,416	$224,343,224
Purchases of Shares			1,300,000	25,677,239	25,677,239
Redemption of Shares			(3,300,000)	(62,304,738)	(62,304,738)
Net Increase (Decrease) due to Share Transactions			(2,000,000)	(36,627,499)	(36,627,499)
Net Income (Loss)
Net Investment Income (Loss)		5		2,730,745	2,730,750
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(85)		(30,785,759)	(30,785,844)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(10)		3,634,301	3,634,291
Net Income (Loss)		(90)		(24,420,713)	(24,420,803)
Net Change in Shareholders' Equity	—	(90)	(2,000,000)	(61,048,212)	(61,048,302)
Balance at June 30, 2023	40	$718	9,100,000	$163,294,204	$163,294,922

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

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$780	11,500,000	$224,274,630	$224,275,410
Purchases of Shares			3,900,000	79,023,844	79,023,844
Redemption of Shares			(6,300,000)	(121,408,370)	(121,408,370)
Net Increase (Decrease) due to Share Transactions			(2,400,000)	(42,384,526)	(42,384,526)
Net Income (Loss)
Net Investment Income (Loss)		20		5,936,445	5,936,465
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(143)		(42,849,493)	(42,849,636)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		61		18,317,148	18,317,209
Net Income (Loss)		(62)		(18,595,900)	(18,595,962)
Net Change in Shareholders' Equity	—	(62)	(2,400,000)	(60,980,426)	(60,980,488)
Balance at June 30, 2023	40	$718	9,100,000	$163,294,204	$163,294,922

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(18,595,962)	$(62,693,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(191,045,482)	(258,727,034)
Proceeds from securities sold and matured	284,000,000	177,007,200
Cost of affiliated investments purchased	(333,866,603)	(330,346,566)
Proceeds from affiliated investments sold	381,041,523	368,022,631
Net accretion of discount on United States Treasury Obligations	(2,770,707)	(416,175)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(18,317,209)	142,018,018
Change in operating assets and liabilities:
Dividends from affiliates	116,683	(212,124)
LME Commodity Futures Contracts	(60,823,238)	2,541,610
Management fees	(46,700)	(40,170)
Brokerage commissions and fees	229	(335)
Net cash provided by (used in) operating activities	39,692,534	37,154,005
Cash flows from financing activities:
Proceeds from purchases of Shares	79,023,844	218,622,994
Redemption of Shares	(120,681,011)	(255,776,999)
Net cash provided by (used in) financing activities	(41,657,167)	(37,154,005)
Net change in Cash	(1,964,633)	—
Cash at beginning of period	1,964,633	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$36,583	$1

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2023, the Fund had a payable to the Commodity Broker of $2,085,596 related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2022, the Fund had a payable to the Commodity Broker of $62,908,834, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $33,064 and $71,937 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $76,023 and $87,335 for the three and six months ended June 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$55,965,584	$—	$55,965,584
Exchange-Traded Fund	20,018,206	—	—	20,018,206
Money Market Mutual Fund	96,429,244	—	—	96,429,244
Total Investments in Securities	116,447,450	55,965,584	—	172,413,034
Other Investments - Liabilities (a)
Commodity Futures Contracts	(19,648,556)	—	—	(19,648,556)
Total Investments	$96,798,894	$55,965,584	$—	$152,764,478

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$146,181,951	$—	$146,181,951
Exchange-Traded Fund	19,993,532	—	—	19,993,532
Money Market Mutual Fund	143,604,164	—	—	143,604,164
Total Investments in Securities	163,597,696	146,181,951	—	309,779,647
Other Investments - Assets (a)
Commodity Futures Contracts	426,498	—	—	426,498
Other Investments - Liabilities (a)
Commodity Futures Contracts	(38,400,145)	—	—	(38,400,145)
Total Other Investments	(37,973,647)	—	—	(37,973,647)
Total Investments	$125,624,049	$146,181,951	$—	$271,806,000

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(19,648,556)	$426,498	$(38,400,145)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(30,785,844)	$65,676,291
	Net Change in Unrealized Gain (Loss)	3,693,076	(217,687,277)
Total		$(27,092,768)	$(152,010,986)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(42,849,636)	$80,438,921
	Net Change in Unrealized Gain (Loss)	18,325,091	(141,678,152)
Total		$(24,524,545)	$(61,239,231)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value	$190,829,292	$555,703,722	$215,027,502	$545,596,302

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$20,029,594	$—	$—	$(11,388)	$—	$20,018,206	$219,530
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	150,990,074	158,062,216	(212,623,046)	—	—	96,429,244	1,444,067
Total	$171,019,668	$158,062,216	$(212,623,046)	$(11,388)	$—	$116,447,450	$1,663,597

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$19,993,532	$—	$—	$24,674	$—	$20,018,206	$411,820
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	143,604,164	333,866,603	(381,041,523)	—	—	96,429,244	3,187,140
Total	$163,597,696	$333,866,603	$(381,041,523)	$24,674	$—	$116,447,450	$3,598,960

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$36,045,325	$—	$—	$17,075	$—	$36,062,400	$24,407
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	369,920,902	121,381,376	(247,309,430)	—	—	243,992,848	493,983
Total	$405,966,227	$121,381,376	$(247,309,430)	$17,075	$—	$280,055,248	$518,390

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$36,070,938	$—	$—	$(8,538)	$—	$36,062,400	$26,579
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	281,668,913	330,346,566	(368,022,631)	—	—	243,992,848	552,911
Total	$317,739,851	$330,346,566	$(368,022,631)	$(8,538)	$—	$280,055,248	$579,490

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$20.21	$25.94	$19.50	$22.14
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.54)	(6.37)	(2.09)	(2.53)
Net investment income (loss) (b)	0.27	(0.01)	0.53	(0.05)
Net income (loss)	(2.27)	(6.38)	(1.56)	(2.58)
Net asset value per Share, end of period	$17.94	$19.56	$17.94	$19.56
Market value per Share, beginning of period (c)	$20.19	$25.90	$19.57	$22.18
Market value per Share, end of period (c)	$17.97	$19.47	$17.97	$19.47

Ratio to average Net Assets (d)
Net investment income (loss)	5.69%	(0.12)%	5.46%	(0.39)%
Expenses, after waivers	0.80%	0.74%	0.75%	0.74%
Expenses, prior to waivers	0.87%	0.79%	0.81%	0.77%
Total Return, at net asset value (e)	(11.23)%	(24.59)%	(8.00)%	(11.65)%
Total Return, at market value (e)	(11.00)%	(24.83)%	(8.18)%	(12.22)%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2023:

Index Commodity	Fund Weight (%)
Aluminum	32.02%
Copper-Grade A	37.52
Zinc	30.46
Closing Level as of June 30, 2023:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $39.7 million and $37.2 million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $191.0 million was paid to purchase United States Treasury Obligations and $284.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $258.7 million was paid to purchase United States Treasury Obligations and $177.0 million was received from sales and maturing United States Treasury Obligations. $381.0 million was received from sales of affiliated investments and $333.9 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $368.0 million was received from sales of affiliated investments and $330.3 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(41.7) million and $(37.2) million during the six months ended June 30, 2023 and 2022, respectively. This included $79.0 million and $218.6 million from Shares purchased by Authorized Participants and $120.7 million and $255.8 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

DBB - For the Three Months Ended June 30, 2023
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Percentage Change
3/31/2023
6/30/2023
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Six Months Ended June 30, 2023
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2022
6/30/2023
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Six Months Ended June 30, 2022
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2021
6/30/2022
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DB Aluminum Indices	(11.19)%	(28.65)%	(10.20)%	(11.25)%
DB Copper—Grade A Indices	(6.19)	(20.26)	1.94	(14.65)
DB Zinc Indices	(17.00)	(23.23)	(16.55)	(7.65)
AGGREGATE RETURN	(11.31)%	(24.32)%	(8.22)%	(11.12)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $20.19 per Share to $17.97 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $17.50 per Share (-13.30%) on May 25, 2023 and a high of $20.09 per Share (-0.50%) on April 18, 2023. The total return for the Fund on a market value basis was -11.00%.

Following the slight positive performance in the first quarter, industrial metals plunged sharply in the second quarter of 2023 with aluminum, copper and zinc all detracting from the fund’s performance. Zinc fared the worst among the three with front month prices dropping nearly 20% through the quarter as Chinese demand continued to disappoint and smelters were expected to restart amid the plunge in energy prices. Aluminum front month futures also fell over 10% on the same reasons, though production curtailments in Yunnan, China due to their hydropower shortage limited some of the downside. China stimulus expectations also provided some support for copper, but the metal still posted a loss.

For the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $25.90 per Share to $19.47 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $19.47 per Share (-24.83%) on June 30, 2022, and a high of $26.26 per Share (+1.39%) on April 18, 2022. The total return for the Fund on a market value basis was -24.83%.

Industrial metals performance in the second quarter of 2022 was largely dominated by China’s COVID-related lockdowns, with the Fund posting its largest quarterly drop since the 2008-2009 financial crisis – a complete reversal of the first quarter. As the world’s second largest economy and a major consumer of metals, China’s persistent adherence to its COVID-zero policy significantly dented both domestic demand and global investor sentiment. In June, growing recession fears, fueled by expectations for even more aggressive central bank tightening, sent the U.S. dollar to the highest since 2002 and further weighed on the sector.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share decreased from $20.21 per Share to $17.95 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the three months ended June 30, 2023 contributed to an overall 12.44% decrease in the level of the Index and to a 11.31% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -11.18%.

Net income (loss) for the three months ended June 30, 2023 was $(24.4) million, primarily resulting from $3.1 million of income, net realized gain (loss) of $(30.8) million, net change in unrealized gain of $3.6 million and net operating expenses of $0.4 million.

For the three months ended June 30, 2022, the NAV of each Share decreased from $25.94 per Share to $19.56 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the three months ended June 30, 2022 contributed to an overall 24.52% decrease in the level of the Index and to a 24.32% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -24.59%.

Net income (loss) for the three months ended June 30, 2022 was $(152.5) million, primarily resulting from $0.9 million of income, net realized gain (loss) of $65.7 million, net change in unrealized gain (loss) of $(218.0) million and net operating expenses of $1.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $19.57 per Share to $17.97 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of 17.50 per Share (-10.58%) on May 25, 2023 and a high of $22.28 per Share (+13.82%) on January 26, 2023. The total return for the Fund on a market value basis was -8.18%.

While industrial metals posted slight positive performance in the first quarter, the complex plunged sharply in the second quarter of 2023, leaving the Fund in deep negative territory year-to-date. For the first quarter, while all of the Fund’s components rallied in January, continuing its China and “Fed-pivot” driven rally from year-end 2022, prices eased through February and the first half of March, pressured by hotter-than-expected labor data, resilient US inflation and a lack of bullish data out of China to support indications the country was reopening. A broader risk-off move triggered by the turmoil in the banking sector also pressured the commodities in general to end the quarter. However, in the second quarter, continued disappointing Chinese data, coupled with expectations for smelter restarts amid weak energy prices and easing supply concerns, dealt a heavy blow to the commodity sector.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share decreased from $19.50 per Share to $17.95 per Share. Falling commodity futures contract prices for aluminum and zinc were partially offset by rising commodity prices for copper during the six months ended June 30, 2023, contributing to an overall 10.45% decrease in the level of the Index and to a 8.22% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -7.95%.

Net income (loss) for the six months ended June 30, 2023 was $(18.6) million, primarily resulting from $6.8 million of income, net realized gain (loss) of $(42.9) million, net change in unrealized gain of $18.3 million and net operating expenses of $0.8 million.

For the six months ended June 30, 2022, the NAV of each Share decreased from $22.14 per Share to $19.56 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2022 contributed to an overall 11.42% decrease in the level of the Index and to a 11.12% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -11.65%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$163,294,922	1.18%	$4,581,986	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$224,275,410	1.27%	$6,624,178	34

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	1,300,000	$19.68
May 1, 2023 to May 31, 2023	1,450,000	18.44
June 1, 2023 to June 30, 2023	550,000	18.15
Total	3,300,000	$18.88

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

4.1	Amendment No. 3 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the

Six Months Ended June 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – June 30, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 3, 2023		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 3, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools