Form 10-Q
period 2023-09-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2023-11-08
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023: 8,000,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
United States Treasury Obligations, at value (cost $56,458,691 and $146,136,233, respectively)	$56,462,743	$146,181,951
Affiliated investments, at value (cost $84,806,376 and $163,663,402, respectively)	84,771,038	163,597,696
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	3,002,900	426,498
Deposits with brokers:
Cash collateral - Commodity Futures Contracts	15,000,000	15,000,000
Cash held by custodian	—	1,964,633
Receivable for:
Dividends from affiliates	308,686	525,910
Total assets	$159,545,367	$327,696,688
Liabilities
Other Investments:
LME Commodity Futures Contracts payable	2,387,524	62,908,834
Unrealized depreciation on LME Commodity Futures Contracts	4,070,229	38,400,145
Payable for:
Fund shares reacquired	—	1,964,633
Management fees	89,958	143,081
Brokerage commissions and fees	4,716	4,585
Total liabilities	$6,552,427	$103,421,278
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	765	780
Shareholders' equity—Shares	152,992,175	224,274,630
Total shareholders' equity	152,992,940	224,275,410
Total liabilities and equity	$159,545,367	$327,696,688

General Shares outstanding	40	40
Shares outstanding	8,000,000	11,500,000
Net asset value per share	$19.12	$19.50
Market value per share	$19.15	$19.57

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.330% due November 16, 2023(b)	12.96%	$19,825,458	$20,000,000
U.S. Treasury Bills, 5.340% due November 30, 2023(b)	16.23	24,834,688	25,000,000
U.S. Treasury Bills, 5.315% due December 7, 2023	3.88	5,941,590	6,000,000
U.S. Treasury Bills, 5.300% due March 7, 2024(b)	3.84	5,861,007	6,000,000
Total United States Treasury Obligations (cost $56,458,691)	36.91%	$56,462,743
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $20,059,238)(c)	13.09%	$20,023,900	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 5.26% (cost $64,747,138)(c)(d)	42.32	64,747,138	64,747,138
Total Affiliated Investments (cost $84,806,376)	55.41%	$84,771,038
Total Investments in Securities (cost $141,265,067)	92.32%	$141,233,781

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $50,517,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	830	May-2024	$49,706,625	$(978,019)	$(978,019)
LME Copper	262	May-2024	54,623,725	(3,092,210)	(3,092,210)
LME Zinc	729	October-2024	48,610,631	3,002,900	3,002,900
Total Commodity Futures Contracts				$(1,067,329)	$(1,067,329)

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$924,382	$760,504	$4,075,849	$1,177,194
Dividends from Affiliates	1,347,224	1,298,415	4,946,184	1,877,905
Total Income	2,271,606	2,058,919	9,022,033	3,055,099
Expenses
Management Fees	307,606	650,666	1,124,011	2,777,567
Brokerage Commissions and Fees	31,967	28,660	64,878	99,226
Interest Expense	3,593	1,558	40,176	1,559
Total Expenses	343,166	680,884	1,229,065	2,878,352
Less: Waivers	(25,344)	(60,779)	(97,281)	(148,114)
Net Expenses	317,822	620,105	1,131,784	2,730,238
Net Investment Income (Loss)	1,953,784	1,438,814	7,890,249	324,861
Net Realized Gain (Loss) on
Commodity Futures Contracts	(10,413,705)	(36,971,931)	(53,263,341)	43,466,990
Net Realized Gain (Loss)	(10,413,705)	(36,960,677)	(53,263,341)	43,478,244
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(9,110)	112,273	(41,666)	(219,055)
Affiliated Investments	5,694	(75,979)	30,368	(84,517)
Commodity Futures Contracts	18,581,227	7,516,207	36,906,318	(134,161,945)
Net Change in Unrealized Gain (Loss)	18,577,811	7,552,501	36,895,020	(134,465,517)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	8,164,106	(29,408,176)	(16,368,321)	(90,987,273)
Net Income (Loss)	$10,117,890	$(27,969,362)	$(8,478,072)	$(90,662,412)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$718	9,100,000	$163,294,204	$163,294,922
Purchases of Shares			50,000	913,477	913,477
Redemption of Shares			(1,150,000)	(21,333,349)	(21,333,349)
Net Increase (Decrease) due to Share Transactions			(1,100,000)	(20,419,872)	(20,419,872)
Net Income (Loss)
Net Investment Income (Loss)		(6)		1,953,790	1,953,784
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		49		(10,413,754)	(10,413,705)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		18,577,807	18,577,811
Net Income (Loss)		47		10,117,843	10,117,890
Net Change in Shareholders' Equity	—	47	(1,100,000)	(10,302,029)	(10,301,982)
Balance at September 30, 2023	40	$765	8,000,000	$152,992,175	$152,992,940

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

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$780	11,500,000	$224,274,630	$224,275,410
Purchases of Shares			3,950,000	79,937,321	79,937,321
Redemption of Shares			(7,450,000)	(142,741,719)	(142,741,719)
Net Increase (Decrease) due to Share Transactions			(3,500,000)	(62,804,398)	(62,804,398)
Net Income (Loss)
Net Investment Income (Loss)		14		7,890,235	7,890,249
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(94)		(53,263,247)	(53,263,341)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		65		36,894,955	36,895,020
Net Income (Loss)		(15)		(8,478,057)	(8,478,072)
Net Change in Shareholders' Equity	—	(15)	(3,500,000)	(71,282,455)	(71,282,470)
Balance at September 30, 2023	40	$765	8,000,000	$152,992,175	$152,992,940

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(8,478,072)	$(90,662,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(202,804,105)	(308,401,709)
Proceeds from securities sold and matured	296,000,000	230,007,200
Cost of affiliated investments purchased	(338,989,231)	(404,024,877)
Proceeds from affiliated investments sold	417,846,257	496,649,975
Net accretion of discount on United States Treasury Obligations	(3,518,353)	(1,174,959)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(11,254)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(36,895,020)	134,465,517
Change in operating assets and liabilities:
Dividends from affiliates	217,224	(428,939)
LME Commodity Futures Contracts	(60,521,310)	46,521,912
Management fees	(53,123)	(119,433)
Brokerage commissions and fees	131	(563)
Net cash provided by (used in) operating activities	62,804,398	102,820,458
Cash flows from financing activities:
Proceeds from purchases of Shares	79,937,321	245,398,976
Redemption of Shares	(144,706,352)	(348,219,434)
Net cash provided by (used in) financing activities	(64,769,031)	(102,820,458)
Net change in Cash	(1,964,633)	—
Cash at beginning of period	1,964,633	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$40,176	$1,559

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2023, the Fund had a payable to the Commodity Broker of $2,387,524 related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2022, the Fund had a payable to the Commodity Broker of $62,908,834, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $25,344 and $97,281 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $60,779 and $148,114 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$56,462,743	$—	$56,462,743
Exchange-Traded Fund	20,023,900	—	—	20,023,900
Money Market Mutual Fund	64,747,138	—	—	64,747,138
Total Investments in Securities	84,771,038	56,462,743	—	141,233,781
Other Investments - Assets(a)
Commodity Futures Contracts	3,002,900	—	—	3,002,900
Other Investments - Liabilities (a)
Commodity Futures Contracts	(4,070,229)	—	—	(4,070,229)
Total Other Investments	(1,067,329)	—	—	(1,067,329)

Total Investments	$83,703,709	$56,462,743	$—	$140,166,452

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$146,181,951	$—	$146,181,951
Exchange-Traded Fund	19,993,532	—	—	19,993,532
Money Market Mutual Fund	143,604,164	—	—	143,604,164
Total Investments in Securities	163,597,696	146,181,951	—	309,779,647
Other Investments - Assets (a)
Commodity Futures Contracts	426,498	—	—	426,498
Other Investments - Liabilities (a)
Commodity Futures Contracts	(38,400,145)	—	—	(38,400,145)
Total Other Investments	(37,973,647)	—	—	(37,973,647)
Total Investments	$125,624,049	$146,181,951	$—	$271,806,000

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$3,002,900	$(4,070,229)	$426,498	$(38,400,145)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(10,413,705)	$(36,971,931)
	Net Change in Unrealized Gain (Loss)	18,581,227	7,516,207
Total		$8,167,522	$(29,455,724)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(53,263,341)	$43,466,990
	Net Change in Unrealized Gain (Loss)	36,906,318	(134,161,945)
Total		$(16,357,023)	$(90,694,955)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value	$163,061,071	$346,203,375	$199,405,951	$490,099,711

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$20,018,206	$—	$—	$5,694	$—	$20,023,900	$248,061
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	96,429,244	5,122,627	(36,804,733)	—	—	64,747,138	1,099,163
Total	$116,447,450	$5,122,627	$(36,804,733)	$5,694	$—	$84,771,038	$1,347,224

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$19,993,532	$—	$—	$30,368	$—	$20,023,900	$659,882
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	143,604,164	338,989,231	(417,846,257)	—	—	64,747,138	4,286,302
Total	$163,597,696	$338,989,231	$(417,846,257)	$30,368	$—	$84,771,038	$4,946,184

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$17.94	$19.56	$19.50	$22.14
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.96	(1.62)	(1.14)	(4.13)
Net investment income (loss) (b)	0.22	0.08	0.76	0.01
Net income (loss)	1.18	(1.54)	(0.38)	(4.12)
Net asset value per Share, end of period	$19.12	$18.02	$19.12	$18.02
Market value per Share, beginning of period (c)	$17.97	$19.47	$19.57	$22.18
Market value per Share, end of period (c)	$19.15	$17.88	$19.15	$17.88

Ratio to average Net Assets (d)
Net investment income (loss)	4.77%	1.66%	5.27%	0.09%
Expenses, after waivers	0.78%	0.71%	0.76%	0.74%
Expenses, prior to waivers	0.84%	0.78%	0.82%	0.78%
Total Return, at net asset value (e)	6.58%	(7.87)%	(1.95)%	(18.61)%
Total Return, at market value (e)	6.57%	(8.17)%	(2.15)%	(19.39)%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2023:

Index Commodity	Fund Weight (%)
Aluminum	32.49%
Copper-Grade A	35.73
Zinc	31.78
Closing Level as of September 30, 2023:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $62.8 million and $102.8 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $202.8 million was paid to purchase United States Treasury Obligations and $296.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $308.4 million was paid to purchase United States Treasury Obligations and $230.0 million was received from sales and maturing United States Treasury Obligations. $417.8 million was received from sales of affiliated investments and $339.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $496.7 million was received from sales of affiliated investments and $404.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(64.8) million and $(102.8) million during the nine months ended September 30, 2023 and 2022, respectively. This included $79.9 million and $245.4 million from Shares purchased by Authorized Participants and $144.7 million and $348.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

DBB - For the Three Months Ended September 30, 2023
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
6/30/2023
9/30/2023
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Nine Months Ended September 30, 2023
Percentage Change
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
12/31/2022
9/30/2023
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DB Aluminum Indices	8.31%	(9.87)%	(2.74)%	(20.02)%
DB Copper—Grade A Indices	1.64	(8.49)	3.61	(21.90)
DB Zinc Indices	11.35	(4.90)	(7.07)	(12.17)
AGGREGATE RETURN	6.73%	(7.69)%	(2.04)%	(17.96)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $17.97 per Share to $19.15 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $17.69 per Share (-1.59%) on August 16, 2023 and a high of $19.22 per Share (+6.93%) on July 31, 2023. The total return for the Fund on a market value basis was +6.57%.

Base metals posted positive performance in the third quarter of 2023 though most of it was attributed to the improving macro sentiment. Despite the Federal Reserve’s commitment to its higher-for-longer narrative, confidence that the tightening was near an end grew. However, China continued to be a key headwind with the steady stream of disappointing economic data and lack of clarity around additional stimulus measures driving the growth in bearish positions and capping the upside. Aluminum and zinc both surged to end September as LME stocks once again fell towards historically low levels due to large withdrawals in Asia, which led to a round of short covering among bearish investors which helped to push prices even higher. Copper, on the other hand, remained pressured as inventories continued to recover amid the China gloom. US dollar strength also pressured prices.

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

Industrial metals posted negative performance in the third quarter of 2022. While China’s persistent adherence to its zero-COVID policy continued to hurt investor sentiment, the focus in the United States shifted mainly to tighter monetary policy, the resulting dollar strength and Europe’s energy crisis hitting consumption outlooks, overpowering supply-side support. Furthermore, despite increased optimism out of China with local governments continuing to introduce support for the country’s slumping property sector through home purchase subsidies, credit support, etc., it was still insufficient to quell concerns over its lagging economy.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share increased from $17.95 per Share to $19.12 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended September 30, 2023 contributed to an overall 5.31% increase in the level of the Index and to a 6.73% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +6.52%.

Net income (loss) for the three months ended September 30, 2023 was $10.1 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $(10.4) million, net change in unrealized gain of $18.6 million and net operating expenses of $0.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share decreased from $19.57 per Share to $19.15 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of 17.50 per Share (-10.58%) on May 25, 2023 and a high of $22.28 per Share (+13.82%) on January 26, 2023. The total return for the Fund on a market value basis was -2.15%.

Industrial metals ended the first three quarters of 2023 down slightly. For the first quarter, while all of the Fund’s components rallied in January, continuing its China and “Fed-pivot” driven rally from year-end 2022, prices eased through February and the first half of March, pressured by hotter-than-expected labor data, resilient US inflation and a lack of bullish data out of China to support the reopening story. A broader risk-off move triggered by the turmoil in the banking sector also pressured commodities in general, to end the quarter. In the second quarter, continued disappointing Chinese data, coupled with expectations for smelter restarts amid weaker energy prices and easing supply concerns, dealt a heavy blow to the commodity sector. While the sector recovered a bit in the third quarter on improving macro sentiment and renewed supply concerns, triggering a short covering rally, it still fell short of reversing second quarter losses.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share decreased from $19.50 per Share to $19.12 per Share. Falling commodity futures contract prices for aluminum and zinc were partially offset by rising commodity prices for copper during the nine months ended September 30, 2023, contributing to an overall 5.70% decrease in the level of the Index and to a 2.04% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -1.95%.

Net income (loss) for the nine months ended September 30, 2023 was $(8.5) million, primarily resulting from $9.0 million of income, net realized gain (loss) of $(53.3) million, net change in unrealized gain of $36.9 million and net operating expenses of $1.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$152,992,940	1.08%	$3,859,629	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$224,275,410	1.27%	$6,624,178	34

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	150,000	$18.47
August 1, 2023 to August 31, 2023	100,000	18.33
September 1, 2023 to September 30, 2023	900,000	18.59
Total	1,150,000	$18.55

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash

Flows of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools