Form 10-Q
period 2024-03-31
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2024-05-08
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of outstanding Shares as of March 31, 2024: 6,600,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
United States Treasury Obligations, at value (cost $50,598,994 and $55,864,584, respectively)	$50,607,087	$55,916,139
Affiliated investments, at value (cost $58,780,161 and $53,361,244, respectively)	58,739,129	53,345,835
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	486,495	2,605,074
Deposits with brokers:
Cash collateral - Commodity Futures Contracts	15,000,000	15,000,000
Receivable for:
Dividends from affiliates	165,439	204,877
Total assets	$124,998,150	$127,071,925
Liabilities
Other Investments:
LME Commodity Futures Contracts payable	4,458,584	4,329,738
Unrealized depreciation on LME Commodity Futures Contracts	2,028,092	683,289
Payable for:
Distributions	—	395,895
Management fees	70,163	76,002
Brokerage commissions and fees	4,992	5,014
Total liabilities	$6,561,831	$5,489,938
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	718	731
Shareholders' equity—Shares	118,435,601	121,581,256
Total shareholders' equity	118,436,319	121,581,987
Total liabilities and equity	$124,998,150	$127,071,925

General Shares outstanding	40	40
Shares outstanding	6,600,000	6,650,000
Net asset value per share	$17.94	$18.28
Market value per share	$17.95	$18.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

March 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.230% due May 16, 2024 (b)	20.97%	$24,836,754	$25,000,000
U.S. Treasury Bills, 5.250% due May 30, 2024 (b)	16.74	19,827,671	20,000,000
U.S. Treasury Bills, 5.240% due June 6, 2024 (b)	5.02	5,942,662	6,000,000
Total United States Treasury Obligations (cost $50,598,994)	42.73%	$50,607,087
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (Cost $20,059,238)(c)(d)	16.90	20,018,206	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 5.25% (cost $38,720,923)(c)(d)	32.69	38,720,923	38,720,923
Total Affiliated Investments (cost $58,780,161)	49.60%	$58,739,129
Total Investments in Securities (cost $109,379,155)	92.32%	$109,346,216

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $50,603,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2024.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	680	May-2024	$39,456,660	$(1,319,776)	$(1,319,776)
LME Copper	190	May-2024	41,926,065	486,495	486,495
LME Zinc	595	October-2024	36,739,911	(708,316)	(708,316)
Total Commodity Futures Contracts				$(1,541,597)	$(1,541,597)

(e)
Futures contracts collateralized by $15,000,000 cash held with Morgan Stanley & Co. LLC, the futures commission merchant.
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due March 7, 2024(b)	4.89%	$5,943,653	$6,000,000
U.S. Treasury Bills, 5.270% due May 16, 2024(b)	20.17	24,521,125	25,000,000
U.S. Treasury Bills, 5.240% due May 30, 2024(b)	16.10	19,582,531	20,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	4.83	5,868,830	6,000,000
Total United States Treasury Obligations (cost $55,864,584)	45.99%	$55,916,139
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (Cost $20,059,238)(c)(d)(e)	16.49%	$20,043,829	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $33,302,006)(c)(e)	27.39	33,302,006	33,302,006
Total Affiliated Investments (cost $53,361,244)	43.88%	$53,345,835
Total Investments in Securities (cost $109,225,828)	89.87%	$109,261,974

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
(e)
Effective after the close of markets on August 25, 2023, the fund's name changed from Invesco Treasury Collateral ETF to Invesco Short Term Treasury ETF.

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Income
Interest Income	$907,558	$1,701,216
Dividends from Affiliates	714,136	1,935,363
Total Income	1,621,694	3,636,579
Expenses
Management Fees	217,183	455,826
Brokerage Commissions and Fees	643	8,190
Interest Expense	2,315	5,721
Total Expenses	220,141	469,737
Less: Waivers	(12,634)	(38,873)
Net Expenses	207,507	430,864
Net Investment Income (Loss)	1,414,187	3,205,715
Net Realized Gain (Loss) from
Commodity Futures Contracts	(128,847)	(12,063,792)
Net Realized Gain (Loss)	(128,847)	(12,063,792)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(43,462)	14,841
Affiliated Investments	(25,623)	36,062
Commodity Futures Contracts	(3,463,382)	14,632,015
Net Change in Unrealized Gain (Loss)	(3,532,467)	14,682,918
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(3,661,314)	2,619,126
Net Income (Loss)	$(2,247,127)	$5,824,841

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$731	6,650,000	$121,581,256	$121,581,987
Purchases of Shares			200,000	3,506,067	3,506,067
Redemption of Shares			(250,000)	(4,404,608)	(4,404,608)
Net Increase (Decrease) due to Share Transactions			(50,000)	(898,541)	(898,541)
Net Income (Loss)
Net Investment Income (Loss)		8		1,414,179	1,414,187
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(1)		(128,846)	(128,847)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(20)		(3,532,447)	(3,532,467)
Net Income (Loss)		(13)		(2,247,114)	(2,247,127)
Net Change in Shareholders' Equity	—	(13)	(50,000)	(3,145,655)	(3,145,668)
Balance at March 31, 2024	40	$718	6,600,000	$118,435,601	$118,436,319

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$(2,247,127)	$5,824,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(135,368,117)
Proceeds from securities sold and matured	6,000,000	147,000,000
Cost of affiliated investments purchased	(10,034,229)	(175,804,388)
Proceeds from affiliated investments sold	4,615,312	168,418,478
Net accretion of discount on United States Treasury Obligations	(734,410)	(1,531,993)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	3,532,467	(14,682,918)
Change in operating assets and liabilities:
Dividends from affiliates	39,438	(163,369)
LME Commodity Futures Contracts	128,846	12,063,792
Management fees	(5,839)	562
Brokerage commissions and fees	(22)	139
Net cash provided by (used in) operating activities	1,294,436	5,757,027
Cash flows from financing activities:
Distributions paid to shareholders	(395,895)	—
Proceeds from purchases of Shares	3,506,067	53,346,605
Redemption of Shares	(4,404,608)	(61,068,265)
Net cash provided by (used in) financing activities	(1,294,436)	(7,721,660)
Net change in Cash	—	(1,964,633)
Cash at beginning of period	—	1,964,633
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$2,315	$5,721

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.

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

E. Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund's shareholders ("Shareholders") monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three months ended March 31, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $13.00 and $13.00 per round-turn trade during the three months ended March 31, 2024 and 2023, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2024, the Fund had a payable to the Commodity Broker of $4,458,584 related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,329,738, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $12,634 and $38,873 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$50,607,087	$—	$50,607,087
Exchange-Traded Fund	20,018,206	—	—	20,018,206
Money Market Mutual Fund	38,720,923	—	—	38,720,923
Total Investments in Securities	58,739,129	50,607,087	—	109,346,216
Other Investments - Assets(a)
Commodity Futures Contracts	486,495	—	—	486,495
Other Investments - Liabilities (a)
Commodity Futures Contracts	(2,028,092)	—	—	(2,028,092)
Total Other Investments	(1,541,597)	—	—	(1,541,597)
Total Investments	$57,197,532	$50,607,087	$—	$107,804,619

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$55,916,139	$—	$55,916,139
Exchange-Traded Fund	20,043,829	—	—	20,043,829
Money Market Mutual Fund	33,302,006	—	—	33,302,006
Total Investments in Securities	53,345,835	55,916,139	—	109,261,974
Other Investments - Assets (a)
Commodity Futures Contracts	2,605,074	—	—	2,605,074
Other Investments - Liabilities (a)
Commodity Futures Contracts	(683,289)	—	—	(683,289)
Total Other Investments	1,921,785	—	—	1,921,785
Total Investments	$55,267,620	$55,916,139	$—	$111,183,759

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$486,495	$(2,028,092)	$2,605,074	$(683,289)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(128,847)	$(12,063,792)
	Net Change in Unrealized Gain (Loss)	(3,463,382)	14,632,015
Total		$(3,592,229)	$2,568,223

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2024	2023
Average Notional Value	$117,928,418	$241,531,171

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchases agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 3/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,043,829	$—	$—	$(25,623)	$—	$20,018,206	$257,450
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	33,302,006	10,034,229	(4,615,312)	—	—	38,720,923	456,686
Total	$53,345,835	$10,034,229	$(4,615,312)	$(25,623)	$—	$58,739,129	$714,136

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 3/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$19,993,532	$—	$—	$36,062	$—	$20,029,594	$192,290
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	143,604,164	175,804,388	(168,418,478)	—	—	150,990,074	1,743,073
Total	$163,597,696	$175,804,388	$(168,418,478)	$36,062	$—	$171,019,668	$1,935,363

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$18.28	$19.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.55)	0.44
Net investment income (loss) (b)	0.21	0.27
Net income (loss)	(0.34)	0.71
Net asset value per Share, end of period	$17.94	$20.21
Market value per Share, beginning of period (c)	$18.31	$19.57
Market value per Share, end of period (c)	$17.95	$20.19

Ratio to average Net Assets (d)
Net investment income (loss)	4.88%	5.27%
Expenses, after waivers	0.72%	0.71%
Expenses, prior to waivers	0.76%	0.77%
Total Return, at net asset value (e)	(1.86)%	3.64%
Total Return, at market value (e)	(1.97)%	3.17%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the following:

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2024:

Index Commodity	Fund Weight (%)
Aluminum	33.41%
Copper-Grade A	35.52
Zinc	31.07
Closing Level as of March 31, 2024:	100.00%

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund's liquidity increasing or decreasing in any material way.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $1.3 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2024, $6.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2023, $135.4 million was paid to purchase United States Treasury Obligations and $147.0 million was received from sales and maturing United States Treasury Obligations. $4.6 million was received from sales of affiliated investments and $10.0 million was paid to purchase affiliated investments during the three months ended March 31, 2024. $168.4 million was received from sales of affiliated investments and $175.8 million was paid to purchase affiliated investments during the three months ended March 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(1.3) million and $(7.7) million during the three months ended March 31, 2024 and 2023, respectively. This included $3.5 million and $53.3 million from Shares purchased by Authorized Participants and $4.4 million and $61.1 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, distributions paid to Shareholders were $0.4 million. No distributions were paid to Shareholders during the three months ended March 31, 2023.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

DBB - For the Three Months Ended March 31, 2024
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Percentage Change
12/31/2023
3/31/2024
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended
	March 31,
Underlying Index	2024	2023
DB Aluminum Indices	(2.51)%	1.12%
DB Copper—Grade A Indices	4.10	8.66
DB Zinc Indices	(6.79)	0.55
AGGREGATE RETURN	(1.69)%	3.48%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

For the three months ended March 31, 2024, the NYSE Arca market value of each Share decreased from $18.31 per Share to $17.95 per Share. The Share price low and high for the three months ended March 31, 2024 and related change from the Share price December 31, 2023 was as follows: Shares traded at a low of $16.80 per Share (-8.25%) on February 9, 2024 and a high of $18.17 per Share (-0.76%) on March 15, 2024. The total return for the Fund on a market value basis was -1.97%.

Industrial metals were mixed in the first quarter of 2024. Copper managed to lock in gains and aluminum was slightly lower, while Zinc prices continued to plunge. Copper prices were supported by the severe shortfalls in concentrate supplies and expanded Chinese smelter capacity, leading to plunging treatment and refining charges (i.e., the profit for smelters to refine the metal, and hence forcing cutbacks in refined metal supply). Nickel prices gained mostly in February and early March as low prices started to feed into its cost curve leading to output cuts. Iron Ore and Zinc, both heavily linked to China’s property sector, continued to suffer.

For the three months ended March 31, 2023, the NYSE Arca market value of each Share increased from $19.57 per Share to $20.19 per Share. The Share price low and high for the three months ended March 31, 2023 and related change from the Share price December 31, 2022 was as follows: Shares traded at a low of $19.19 per Share (-1.94% ) on January 4, 2023 and a high of $22.28 per Share (+13.82%) on January 26, 2023. The total return for the Fund on a market value basis was +3.17%.

Industrial metal commodities had a strong start to 2023, with the Fund posting its largest quarterly gain since 2010, as growing geopolitical tensions over the war in Ukraine further strained markets that were already facing critically low supplies. Following an over 40% rally in 2022, as China imposed production curbs to meet its climate ambitions, aluminum front month futures soared again to an all-time high this quarter, given Russia’s role as the world’s largest aluminum producer behind China. Furthermore, heightened energy prices due to the war caused power costs to spike even higher, leading to additional cuts in smelter production across all metals, amid rapidly declining exchange inventories.

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the NAV of each Share decreased from $18.28 per Share to $17.94 per Share. Falling commodity futures contract prices for aluminum and zinc were partially offset by rising commodity futures contract prices for copper during the three months ended March 31, 2024, contributing to an overall 2.98% decrease in the level of the Index and to a 1.69% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -1.86%.

Net income (loss) for the three months ended March 31, 2024 was $(2.2) million, primarily resulting from $1.6 million of income, net realized gain (loss) of $(0.1) million, net change in unrealized gain of $(3.5) million and net operating expenses of $0.2 million.

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

Net income (loss) for the three months ended March 31, 2023 was $5.8 million, primarily resulting from $3.6 million of income, net realized gain (loss) of $(12.1) million, net change in unrealized gain (loss) of $14.7 million and net operating expenses of $0.4 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2024.

				For the Three Months Ended
				March 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$118,436,319	0.82%	$2,270,892	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$121,581,987	0.93%	$2,641,996	24

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

The following were the primary trading risk exposures of the Fund as of March 31, 2024 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	150,000	$17.74
February 1, 2024 to February 29, 2024	—	—
March 1, 2024 to March 31, 2024	100,000	17.44
Total	250,000	$17.62

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – March 31, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – March 31, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	BRIAN HARTIGAN
		Title:	Principal Executive Officer

Dated: May 7, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools