Form 10-Q
period 2024-06-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2024-08-07
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of outstanding Shares as of June 30, 2024: 8,400,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
United States Treasury Obligations, at value (cost $74,446,825 and $55,864,584, respectively)	$74,463,376	$55,916,139
Affiliated investments, at value (cost $72,195,974 and $53,361,244, respectively)	72,154,942	53,345,835
Other investments:
LME Commodity Futures Contracts receivable	2,952,051	—
Unrealized appreciation on LME Commodity Futures Contracts	5,692,625	2,605,074
Deposits with brokers:
Cash collateral - Commodity Futures Contracts	15,000,000	15,000,000
Receivable for:
Dividends from affiliates	252,716	204,877
Total assets	$170,515,710	$127,071,925
Liabilities
Other Investments:
LME Commodity Futures Contracts payable	$—	$4,329,738
Unrealized depreciation on LME Commodity Futures Contracts	1,067,040	683,289
Payable for:
Distributions	—	395,895
Management fees	103,543	76,002
Brokerage commissions and fees	4,790	5,014
Total liabilities	$1,175,373	$5,489,938
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	806	731
Shareholders' equity—Shares	169,339,531	121,581,256
Total shareholders' equity	169,340,337	121,581,987
Total liabilities and equity	$170,515,710	$127,071,925

General Shares outstanding	40	40
Shares outstanding	8,400,000	6,650,000
Net asset value per share	$20.16	$18.28
Market value per share	$20.11	$18.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.165% due November 14, 2024(b)	28.95%	$49,026,703	$50,000,000
U.S. Treasury Bills, 5.170% due November 29, 2024(b)	11.56	19,570,908	20,000,000
U.S. Treasury Bills, 5.155% due December 5, 2024	3.46	5,865,765	6,000,000
Total United States Treasury Obligations (cost $74,446,825)	43.97%	$74,463,376
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $20,059,238)(c)	11.82	20,018,206	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class 5.25% (cost $52,136,736)(c)(d)	30.79	52,136,736	52,136,736
Total Affiliated Investments (cost $72,195,974)	42.61%	$72,154,942
Total Investments in Securities (cost $146,642,799)	86.58%	$146,618,318

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $49,965,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	826	June-2025	$54,226,900	$(1,067,040)	$(1,067,040)
LME Copper	239	May-2025	58,542,692	415,653	415,653
LME Zinc	766	October-2024	56,431,411	5,276,972	5,276,972
Total Commodity Futures Contracts				$4,625,585	$4,625,585

(e)
Futures contracts collateralized by $15,000,000 cash held with Morgan Stanley & Co. LLC, the futures commission merchant.
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due March 7, 2024(b)	4.89%	$5,943,653	$6,000,000
U.S. Treasury Bills, 5.270% due May 16, 2024(b)	20.17	24,521,125	25,000,000
U.S. Treasury Bills, 5.240% due May 30, 2024(b)	16.10	19,582,531	20,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	4.83	5,868,830	6,000,000
Total United States Treasury Obligations (cost $55,864,584)	45.99%	$55,916,139
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (Cost $20,059,238)(c)(d)	16.49%	$20,043,829	189,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $33,302,006)(c)(e)	27.39%	33,302,006	33,302,006
Total Affiliated Investments (cost $53,361,244)	43.89%	$53,345,835
Total Investments in Securities (cost $109,225,828)	89.88%	$109,261,974

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$1,025,349	$1,450,251	$1,932,907	$3,151,467
Dividends from Affiliates	1,019,815	1,663,597	1,733,951	3,598,960
Total Income	2,045,164	3,113,848	3,666,858	6,750,427
Expenses
Management Fees	311,679	360,579	528,862	816,405
Brokerage Commissions and Fees	29,734	24,721	30,377	32,911
Interest Expense	2,725	30,862	5,040	36,583
Total Expenses	344,138	416,162	564,279	885,899
Less: Waivers	(17,201)	(33,064)	(29,835)	(71,937)
Net Expenses	326,937	383,098	534,444	813,962
Net Investment Income (Loss)	1,718,227	2,730,750	3,132,414	5,936,465
Net Realized Gain (Loss) from
Commodity Futures Contracts	6,717,164	(30,785,844)	6,588,317	(42,849,636)
Net Realized Gain (Loss)	6,717,164	(30,785,844)	6,588,317	(42,849,636)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	8,458	(47,397)	(35,004)	(32,556)
Affiliated Investments	—	(11,388)	(25,623)	24,674
Commodity Futures Contracts	6,167,182	3,693,076	2,703,800	18,325,091
Net Change in Unrealized Gain (Loss)	6,175,640	3,634,291	2,643,173	18,317,209
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	12,892,804	(27,151,553)	9,231,490	(24,532,427)
Net Income (Loss)	$14,611,031	$(24,420,803)	$12,363,904	$(18,595,962)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$718	6,600,000	$118,435,601	$118,436,319
Purchases of Shares			3,900,000	79,046,699	79,046,699
Redemption of Shares			(2,100,000)	(42,753,712)	(42,753,712)
Net Increase (Decrease) due to Share Transactions			1,800,000	36,292,987	36,292,987
Net Income (Loss)
Net Investment Income (Loss)		11		1,718,216	1,718,227
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		6,717,123	6,717,164
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		36		6,175,604	6,175,640
Net Income (Loss)		88		14,610,943	14,611,031
Net Change in Shareholders' Equity	—	88	1,800,000	50,903,930	50,904,018
Balance at June 30, 2024	40	$806	8,400,000	$169,339,531	$169,340,337

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

Invesco DB Base Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$731	6,650,000	$121,581,256	$121,581,987
Purchases of Shares			4,100,000	82,552,766	82,552,766
Redemption of Shares			(2,350,000)	(47,158,320)	(47,158,320)
Net Increase (Decrease) due to Share Transactions			1,750,000	35,394,446	35,394,446
Net Income (Loss)
Net Investment Income (Loss)		19		3,132,395	3,132,414
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		40		6,588,277	6,588,317
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		16		2,643,157	2,643,173
Net Income (Loss)		75		12,363,829	12,363,904
Net Change in Shareholders' Equity	—	75	1,750,000	47,758,275	47,758,350
Balance at June 30, 2024	40	$806	8,400,000	$169,339,531	$169,340,337

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

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$12,363,904	$(18,595,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(74,012,417)	(191,045,482)
Proceeds from securities sold and matured	57,000,000	284,000,000
Cost of affiliated investments purchased	(104,836,684)	(333,866,603)
Proceeds from affiliated investments sold	86,001,954	381,041,523
Net accretion of discount on United States Treasury Obligations	(1,569,824)	(2,770,707)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(2,643,173)	(18,317,209)
Change in operating assets and liabilities:
Dividends from affiliates	(47,839)	116,683
LME Commodity Futures Contracts	(7,281,789)	(60,823,238)
Management fees	27,541	(46,700)
Brokerage commissions and fees	(224)	229
Net cash provided by (used in) operating activities	(34,998,551)	39,692,534
Cash flows from financing activities:
Distributions paid to shareholders	(395,895)	—
Proceeds from purchases of Shares	82,552,766	79,023,844
Redemption of Shares	(47,158,320)	(120,681,011)
Net cash provided by (used in) financing activities	34,998,551	(41,657,167)
Net change in Cash	—	(1,964,633)
Cash at beginning of period	—	1,964,633
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,040	$36,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis.On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2024, the Fund had a receivable from the Commodity Broker of $2,952,051 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,329,738 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $17,201 and $29,835 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $33,064 and $71,937 for the three and six months ended June 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$74,463,376	$—	$74,463,376
Exchange-Traded Fund	20,018,206	—	—	20,018,206
Money Market Mutual Fund	52,136,736	—	—	52,136,736
Total Investments in Securities	72,154,942	74,463,376	—	146,618,318
Other Investments - Assets(a)
Commodity Futures Contracts	5,692,625	—	—	5,692,625
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,067,040)	—	—	(1,067,040)
Total Other Investments	4,625,585	—	—	4,625,585
Total Investments	$76,780,527	$74,463,376	$—	$151,243,903

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$55,916,139	$—	$55,916,139
Exchange-Traded Fund	20,043,829	—	—	20,043,829
Money Market Mutual Fund	33,302,006	—	—	33,302,006
Total Investments in Securities	53,345,835	55,916,139	—	109,261,974
Other Investments - Assets (a)
Commodity Futures Contracts	2,605,074	—	—	2,605,074
Other Investments - Liabilities (a)
Commodity Futures Contracts	(683,289)	—	—	(683,289)
Total Other Investments	1,921,785	—	—	1,921,785
Total Investments	$55,267,620	$55,916,139	$—	$111,183,759

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$5,692,625	$(1,067,040)	$2,605,074	$(683,289)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$6,717,164	$(30,785,844)
	Net Change in Unrealized Gain (Loss)	6,167,182	3,693,076
Total		$12,884,346	$(27,092,768)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$6,588,317	$(42,849,636)
	Net Change in Unrealized Gain (Loss)	2,703,800	18,325,091
Total		$9,292,117	$(24,524,545)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value	$117,928,418	$190,829,292	$141,015,694	$215,027,502

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,018,206	$—	$—	$—	$—	$20,018,206	$249,246
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	38,720,923	94,802,455	(81,386,642)	—	—	52,136,736	770,569
Total	$58,739,129	$94,802,455	$(81,386,642)	$—	$—	$72,154,942	$1,019,815

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,043,829	$—	$—	$(25,623)	$—	$20,018,206	$506,696
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	33,302,006	104,836,684	(86,001,954)	—	—	52,136,736	1,227,255
Total	$53,345,835	$104,836,684	$(86,001,954)	$(25,623)	$—	$72,154,942	$1,733,951

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$20,029,594	$—	$—	$(11,388)	$—	$20,018,206	$219,530
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	150,990,074	158,062,216	(212,623,046)	—	—	96,429,244	1,444,067
Total	$171,019,668	$158,062,216	$(212,623,046)	$(11,388)	$—	$116,447,450	$1,663,597

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$19,993,532	$—	$—	$24,674	$—	$20,018,206	$411,820
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	143,604,164	333,866,603	(381,041,523)	—	—	96,429,244	3,187,140
Total	$163,597,696	$333,866,603	$(381,041,523)	$24,674	$—	$116,447,450	$3,598,960

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$17.94	$20.21	$18.28	$19.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	2.01	(2.54)	1.46	(2.09)
Net investment income (loss) (b)	0.21	0.27	0.42	0.53
Net income (loss)	2.22	(2.27)	1.88	(1.56)
Net asset value per Share, end of period	$20.16	$17.94	$20.16	$17.94
Market value per Share, beginning of period (c)	$17.95	$20.19	$18.31	$19.57
Market value per Share, end of period (c)	$20.11	$17.97	$20.11	$17.97

Ratio to average Net Assets (d)
Net investment income (loss)	4.13%	5.69%	4.44%	5.46%
Expenses, after waivers	0.79%	0.80%	0.76%	0.75%
Expenses, prior to waivers	0.83%	0.87%	0.80%	0.81%
Total Return, at net asset value (e)	12.37%	(11.23)%	10.29%	(8.00)%
Total Return, at market value (e)	12.03%	(11.00)%	9.83%	(8.18)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2024:

Index Commodity	Fund Weight (%)
Aluminum	32.05%
Copper-Grade A	34.62
Zinc	33.33
Closing Level as of June 30, 2024:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(35.0) million and $39.7 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $74.0 million was paid to purchase United States Treasury Obligations and $57.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $191.0 million was paid to purchase United States Treasury Obligations and $284.0 million was received from sales and maturing United States Treasury Obligations. $104.8 million was received from sales of affiliated investments and $86.0 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $381.0 million was received from sales of affiliated investments and $333.9 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $35.0 million and $(41.7) million during the six months ended June 30, 2024 and 2023, respectively. This included $82.6 million and $79.0 million from Shares purchased by Authorized Participants and $(47.2) million and $(120.7) million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.4 million. No distributions were paid to Shareholders during the six months ended June 30, 2023.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

DBB - For the Three Months Ended June 30, 2024
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Percentage Change
3/31/2024
6/30/2024
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DB Aluminum Indices	8.14%	(11.19)%	5.42%	(10.20)%
DB Copper—Grade A Indices	9.82	(6.19)	14.32	1.94
DB Zinc Indices	20.93	(17.00)	12.71	(16.55)
AGGREGATE RETURN	12.70%	(11.31)%	10.79%	(8.22)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $17.95 per Share to $20.11 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $18.10 per Share (0.81%) on April 1, 2024 and a high of $21.65 per Share (20.58%) on May 24, 2024. The total return for the Fund on a market value basis was +12.03%.

Industrial metals saw strong positive performance in the second quarter of 2024. Zinc was the top performer among the three metals included in the Fund, with front month prices up over 20% as the consequences of tight concentrate supplies and plunging treatment charges rippled through the processing chains. Copper and aluminum also continued their supply-driven gains through most of May, with copper even experiencing a short squeeze, sending prices to a record high. However, both retreated on increased profit-taking and hawkish Federal Reserve rhetoric. This dented broader investor risk appetite which had improved in the first quarter on hopes that the Federal Reserve would start cutting rates imminently. Adding to the bullish sentiment, the US and United Kingdom ("UK") issued fresh sanctions on Russian copper, aluminum, and nickel in April. However, physical markets did turn weaker in June as China remained well-supplied in copper and European zinc smelters announced plans to restart.

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $20.19 per Share to $17.97 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $17.50 per Share (-13.30% ) on May 25, 2023 and a high of $20.09 per Share (-0.50%) on April 18, 2023. The total return for the Fund on a market value basis was -11.00%.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share increased from $17.94 per Share to $20.16 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months June 30, 2024 contributed to an overall 11.20% increase in the level of the Index and to a 12.70% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +12.37%.

Net income (loss) for the three months ended June 30, 2024 was $14.6 million, primarily resulting from $2.0 million of income, net realized gain (loss) of $6.7 million, net change in unrealized gain of $6.2 million and net operating expenses of $0.3 million.

For the three months ended June 30, 2023, the NAV of each Share decreased from $20.21 per Share to $17.94 per Share. Falling commodity futures contract prices for aluminum, zinc and copper during the three months ended June 30, 2023 contributed to an overall 12.44% decrease in the level of the Index and to a 11.31% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -11.18%.

Net income (loss) for the three months ended June 30, 2023 was $(24.4) million, primarily resulting from $3.1 million of income, net realized gain (loss) of $(30.8) million, net change in unrealized gain (loss) of $3.6 million and net operating expenses of $0.4 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $18.31 per Share to $20.11 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $16.80 per Share (-8.25%) on February 9, 2024, and a high of $21.65 per Share (18.25%) on May 21, 2024. The total return for the Fund on a market value basis was +9.83%.

Industrial metals ended the first half of 2024 in positive territory with all three metals included in the Fund posting gains. Copper and zinc were supported by shortfalls in concentrate supplies and plunging treatment and refining charges, i.e., the profit for smelters to refine the metal, forcing cutbacks in refined metal supply. Aluminum was the weakest of the three but still gained significantly on tightening physical fundamentals. Adding to this, the US and UK issued fresh sanctions on Russian copper, aluminum, and nickel in April. Furthermore, an improving macro backdrop, bolstered by expectations for a soft landing in the US and brighter Chinese outlook, underpinned stronger prices. However, the sector did retreat sharply through June with Federal Reserve rate cut expectations repeatedly being pushed out and physical markets turning weaker – China remained well-supplied in copper and European zinc smelters announced plans to restart idled capacity.

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $19.57 per Share to $17.97 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $17.50 per Share (-10.58%) on May 25, 2023, and a high of $22.28 per Share (+13.82%) on January 26, 2023. The total return for the Fund on a market value basis was -8.18%.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $18.28 per Share to $20.16 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2024 contributed to an overall 7.88% increase in the level of the Index and to a 10.79% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +10.29%.

Net income (loss) for the six months ended June 30, 2024 was $12.4 million, primarily resulting from $3.7 million of income, net realized gain (loss) of $6.6 million, net change in unrealized gain of $2.6 million and net operating expenses of $0.5 million.

For the six months ended June 30, 2023, the NAV of each Share decreased from $19.50 per Share to $17.95 per Share. Falling commodity futures contract prices for aluminum and zinc were partially offset by rising commodity for copper during the six months ended June 30, 2023 contributed to an overall 10.45% decrease in the level of the Index and to a 8.22% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -7.95%.

Net income (loss) for the six months ended June 30, 2023 was $(18.6) million, primarily resulting from $6.8 million of income, net realized gain (loss) of $(42.9) million, net change in unrealized gain (loss) of $18.3 million and net operating expenses of $0.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended
				June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$169,340,337	0.86%	$3,398,959	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$121,581,987	0.93%	$2,641,996	24

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	250,000	$19.46
May 1, 2024 to May 31, 2024	500,000	20.68
June 1, 2024 to June 30, 2024	1,350,000	20.41
Total	2,100,000	$20.36

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity

of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vii)

the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30,

2024 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six

Months Ended June 30, 2024 and 2023(Unaudited), (ix) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2023 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools