Form 10-Q
period 2024-09-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2024-11-07
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of outstanding Shares as of September 30, 2024: 6,100,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
United States Treasury Obligations, at value (cost $75,448,655 and $55,864,584, respectively)	$75,514,186	$55,916,139
Affiliated investments, at value (cost $28,350,037 and $53,361,244, respectively)	28,350,037	53,345,835
Other investments:
LME Commodity Futures Contracts receivable	3,130,000	—
Unrealized appreciation on LME Commodity Futures Contracts	5,140,663	2,605,074
Deposits with brokers:
Cash collateral - Commodity Futures Contracts	15,000,000	15,000,000
Receivable for:
Dividends from affiliates	116,058	204,877
Total assets	$127,250,944	$127,071,925
Liabilities
Other Investments:
LME Commodity Futures Contracts payable	$—	$4,329,738
Unrealized depreciation on LME Commodity Futures Contracts	235,314	683,289
Payable for:
Distributions	—	395,895
Management fees	71,652	76,002
Brokerage commissions and fees	4,945	5,014
Total liabilities	$311,911	$5,489,938
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	832	731
Shareholders' equity—Shares	126,938,201	121,581,256
Total shareholders' equity	126,939,033	121,581,987
Total liabilities and equity	$127,250,944	$127,071,925

General Shares outstanding	40	40
Shares outstanding	6,100,000	6,650,000
Net asset value per share	$20.81	$18.28
Market value per share	$20.80	$18.31

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.750% due November 14, 2024(b)	39.17%	$49,716,506	$50,000,000
U.S. Treasury Bills, 4.980% due November 29, 2024(b)	15.63	19,846,559	20,000,000
U.S. Treasury Bills, 4.970% due December 5, 2024	4.69	5,951,121	6,000,000
Total United States Treasury Obligations (cost $75,448,655)	59.49%	$75,514,186
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.85% (cost $28,350,037)(c)(d)	22.33	28,350,037	28,350,037
Total Investments in Securities (cost $103,798,692)	81.82%	$103,864,223

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $50,669,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	607	June-2025	$40,401,010	$(235,314)	$(235,314)
LME Copper	176	May-2025	43,849,608	650,876	650,876
LME Zinc	551	October-2025	42,706,632	4,489,787	4,489,787
Total Commodity Futures Contracts				$4,905,349	$4,905,349

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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$1,195,756	$924,382	$3,128,663	$4,075,849
Dividends from Affiliates	496,263	1,347,224	2,230,214	4,946,184
Total Income	1,692,019	2,271,606	5,358,877	9,022,033
Expenses
Management Fees	250,245	307,606	779,107	1,124,011
Brokerage Commissions and Fees	11,332	31,967	41,709	64,878
Interest Expense	2,729	3,593	7,769	40,176
Total Expenses	264,306	343,166	828,585	1,229,065
Less: Waivers	(9,107)	(25,344)	(38,942)	(97,281)
Net Expenses	255,199	317,822	789,643	1,131,784
Net Investment Income (Loss)	1,436,820	1,953,784	4,569,234	7,890,249
Net Realized Gain (Loss) from
Affiliated Investments	9,845	—	9,845	—
Commodity Futures Contracts	177,949	(10,413,705)	6,766,266	(53,263,341)
Net Realized Gain (Loss)	187,794	(10,413,705)	6,776,111	(53,263,341)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	48,980	(9,110)	13,976	(41,666)
Affiliated Investments	41,032	5,694	15,409	30,368
Commodity Futures Contracts	279,764	18,581,227	2,983,564	36,906,318
Net Change in Unrealized Gain (Loss)	369,776	18,577,811	3,012,949	36,895,020
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	557,570	8,164,106	9,789,060	(16,368,321)
Net Income (Loss)	$1,994,390	$10,117,890	$14,358,294	$(8,478,072)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$806	8,400,000	$169,339,531	$169,340,337
Purchases of Shares			450,000	8,603,275	8,603,275
Redemption of Shares			(2,750,000)	(52,998,969)	(52,998,969)
Net Increase (Decrease) due to Share Transactions			(2,300,000)	(44,395,694)	(44,395,694)
Net Income (Loss)					-
Net Investment Income (Loss)		13		1,436,807	1,436,820
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		8		187,786	187,794
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		5		369,771	369,776
Net Income (Loss)		26		1,994,364	1,994,390
Net Change in Shareholders' Equity	—	26	(2,300,000)	(42,401,330)	(42,401,304)
Balance at September 30, 2024	40	$832	6,100,000	$126,938,201	$126,939,033

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$718	9,100,000	$163,294,204	$163,294,922
Purchases of Shares			50,000	913,477	913,477
Redemption of Shares			(1,150,000)	(21,333,349)	(21,333,349)
Net Increase (Decrease) due to Share Transactions			(1,100,000)	(20,419,872)	(20,419,872)
Net Income (Loss)
Net Investment Income (Loss)		(6)		1,953,790	1,953,784
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		49		(10,413,754)	(10,413,705)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		18,577,807	18,577,811
Net Income (Loss)		47		10,117,843	10,117,890
Net Change in Shareholders' Equity	—	47	(1,100,000)	(10,302,029)	(10,301,982)
Balance at September 30, 2023	40	$765	8,000,000	$152,992,175	$152,992,940

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$731	6,650,000	$121,581,256	$121,581,987
Purchases of Shares			4,550,000	91,156,041	91,156,041
Redemption of Shares			(5,100,000)	(100,157,289)	(100,157,289)
Net Increase (Decrease) due to Share Transactions			(550,000)	(9,001,248)	(9,001,248)
Net Income (Loss)
Net Investment Income (Loss)		32		4,569,202	4,569,234
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		48		6,776,063	6,776,111
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		21		3,012,928	3,012,949
Net Income (Loss)		101		14,358,193	14,358,294
Net Change in Shareholders' Equity	—	101	(550,000)	5,356,945	5,357,046
Balance at September 30, 2024	40	$832	6,100,000	$126,938,201	$126,939,033

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$780	11,500,000	$224,274,630	$224,275,410
Purchases of Shares			3,950,000	79,937,321	79,937,321
Redemption of Shares			(7,450,000)	(142,741,719)	(142,741,719)
Net Increase (Decrease) due to Share Transactions			(3,500,000)	(62,804,398)	(62,804,398)
Net Income (Loss)
Net Investment Income (Loss)		14		7,890,235	7,890,249
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(94)		(53,263,247)	(53,263,341)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		65		36,894,955	36,895,020
Net Income (Loss)		(15)		(8,478,057)	(8,478,072)
Net Change in Shareholders' Equity	—	(15)	(3,500,000)	(71,282,455)	(71,282,470)
Balance at September 30, 2023	40	$765	8,000,000	$152,992,175	$152,992,940

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$14,358,294	$(8,478,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(74,012,419)	(202,804,105)
Proceeds from securities sold and matured	57,000,000	296,000,000
Cost of affiliated investments purchased	(127,588,980)	(338,989,231)
Proceeds from affiliated investments sold	152,610,033	417,846,257
Net accretion of discount on United States Treasury Obligations	(2,571,653)	(3,518,353)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(9,845)	—
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(3,012,949)	(36,895,020)
Change in operating assets and liabilities:
Dividends from affiliates	88,819	217,224
LME Commodity Futures Contracts	(7,459,738)	(60,521,310)
Management fees	(4,350)	(53,123)
Brokerage commissions and fees	(69)	131
Net cash provided by (used in) operating activities	9,397,143	62,804,398
Cash flows from financing activities:
Distributions paid to shareholders	(395,895)	—
Proceeds from purchases of Shares	91,156,041	79,937,321
Redemption of Shares	(100,157,289)	(144,706,352)
Net cash provided by (used in) financing activities	(9,397,143)	(64,769,031)
Net change in Cash	—	(1,964,633)
Cash at beginning of period	—	1,964,633
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$7,769	$40,176

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis.On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2024, the Fund had a receivable from the Commodity Broker of $3,130,000 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,329,738 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $9,107 and $38,942 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $25,344 and $97,281 for the three and nine months ended September 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$75,514,186	$—	$75,514,186
Money Market Mutual Fund	28,350,037	—	—	28,350,037
Total Investments in Securities	28,350,037	75,514,186	—	103,864,223
Other Investments - Assets(a)
Commodity Futures Contracts	5,140,663	—	—	5,140,663
Other Investments - Liabilities (a)
Commodity Futures Contracts	(235,314)	—	—	(235,314)
Total Other Investments	4,905,349	—	—	4,905,349
Total Investments	$33,255,386	$75,514,186	$—	$108,769,572

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$55,916,139	$—	$55,916,139
Exchange-Traded Fund	20,043,829	—	—	20,043,829
Money Market Mutual Fund	33,302,006	—	—	33,302,006
Total Investments in Securities	53,345,835	55,916,139	—	109,261,974
Other Investments - Assets (a)
Commodity Futures Contracts	2,605,074	—	—	2,605,074
Other Investments - Liabilities (a)
Commodity Futures Contracts	(683,289)	—	—	(683,289)
Total Other Investments	1,921,785	—	—	1,921,785
Total Investments	$55,267,620	$55,916,139	$—	$111,183,759

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$5,140,663	$(235,314)	$2,605,074	$(683,289)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$177,949	$(10,413,705)
	Net Change in Unrealized Gain (Loss)	279,764	18,581,227
Total		$457,713	$8,167,522

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$6,766,266	$(53,263,341)
	Net Change in Unrealized Gain (Loss)	2,983,564	36,906,318
Total		$9,749,830	$(16,357,023)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value	$139,047,907	$163,061,071	$137,410,048	$199,405,951

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,018,206	$—	$(20,069,084)	$41,032	$9,846	$—	$86,827
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	52,136,736	22,752,296	(46,538,995)	—	—	28,350,037	409,436
Total	$72,154,942	$22,752,296	$(66,608,079)	$41,032	$9,846	$28,350,037	$496,263

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,043,829	$—	$(20,069,084)	$15,409	$9,846	$—	$593,523
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	33,302,006	127,588,980	(132,540,949)	—	—	28,350,037	1,636,691
Total	$53,345,835	$127,588,980	$(152,610,033)	$15,409	$9,846	$28,350,037	$2,230,214

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$20,018,206	$—	$—	$5,694	$—	$20,023,900	$248,061
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	96,429,244	5,122,627	(36,804,733)	—	—	64,747,138	1,099,163
Total	$116,447,450	$5,122,627	$(36,804,733)	$5,694	$—	$84,771,038	$1,347,224

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$19,993,532	$—	$—	$30,368	$—	$20,023,900	$659,882
Investments in Affiliated Money Market Funds
Invesco Government & Agency Portfolio, Institutional Class	143,604,164	338,989,231	(417,846,257)	—	—	64,747,138	4,286,302
Total	$163,597,696	$338,989,231	$(417,846,257)	$30,368	$—	$84,771,038	$4,946,184

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$20.16	$17.94	$18.28	$19.50
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.44	0.96	1.90	(1.14)
Net investment income (loss) (b)	0.21	0.22	0.63	0.76
Net income (loss)	0.65	1.18	2.53	(0.38)
Net asset value per Share, end of period	$20.81	$19.12	$20.81	$19.12
Market value per Share, beginning of period (c)	$20.11	$17.97	$18.31	$19.57
Market value per Share, end of period (c)	$20.80	$19.15	$20.80	$19.15

Ratio to average Net Assets (d)
Net investment income (loss)	4.31%	4.77%	4.40%	5.27%
Expenses, after waivers	0.76%	0.78%	0.76%	0.76%
Expenses, prior to waivers	0.79%	0.84%	0.80%	0.82%
Total Return, at net asset value (e)	3.22%	6.58%	13.84%	(1.95)%
Total Return, at market value (e)	3.43%	6.57%	13.60%	(2.15)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2024:

Index Commodity	Fund Weight (%)
Aluminum	31.84%
Copper-Grade A	34.51
Zinc	33.65
Closing Level as of September 30, 2024:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $9.4 million and $62.8 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $74.0 million was paid to purchase United States Treasury Obligations and $57.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $202.8 million was paid to purchase United States Treasury Obligations and $296.0 million was received from sales and maturing United States Treasury Obligations. $152.6 million was received from sales of affiliated investments and $127.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $417.8 million was received from sales of affiliated investments and $339.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(9.4) million and $(64.8) million during the nine months ended September 30, 2024 and 2023, respectively. This included $91.2 million and $79.9 million from Shares purchased by Authorized Participants and $(100.2) million and $(144.7) million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.4 million. No distributions were paid to Shareholders during the nine months ended September 30, 2023.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

DBB - For the Three Months Ended September 30, 2024
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
6/30/2024
9/30/2024
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Nine Months Ended September 30, 2024
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2023
9/30/2024
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DB Aluminum Indices	2.72%	8.31%	8.29%	(2.74)%
DB Copper—Grade A Indices	3.06	1.64	17.82	3.61
DB Zinc Indices	4.38	11.35	17.65	(7.07)
AGGREGATE RETURN	3.40%	6.73%	14.56%	(2.04)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024 the NYSE Arca market value of each Share increased from $20.11 per Share to $20.80 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $18.09 per Share (-10.07%) on August 7, 2024 and a high of $20.99 per Share (+4.35%) on September 26, 2024. The total return for the Fund on a market value basis was +3.43%.

Industrial metals performed positively in the third quarter of 2024. While China’s stalled economy continued to paint a more pessimistic backdrop, anticipation leading into the first Federal Reserve interest rate cut and China’s optimistic stimulus announcement provided a boost for the complex to end the quarter. The kickoff of the Federal Reserve's easing of interest rates and the surprise hike in Japanese rates also weighed on the US dollar. Commodity-wise, zinc was the strongest performer supported by persisting concentrate supply tightness.

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

Base metals posted positive performance in the third quarter of 2023, though most of it was attributed to the improving macro sentiment. Despite the Federal Reserve’s commitment to its higher-for-longer narrative, confidence that the tightening was near an end grew. However, China continued to be a key headwind with the steady stream of disappointing economic data and lack of clarity around additional stimulus measures driving the growth in bearish positions and capping the upside. Aluminum and zinc both surged to end September as LME stocks once again fell towards historically low levels due to large withdrawals in Asia, which led to a round of short covering among bearish investors which helped to push prices even higher. Copper, on the other hand, remained pressured as inventories continued to recover amid the China gloom. US dollar strength also pressured prices.

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share increased from $20.16 per Share to $20.81 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months September 30, 2024 contributed to an overall 2.04% increase in the level of the Index and to a 3.40% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +3.22%.

Net income (loss) for the three months ended September 30, 2024 was $2.0 million, primarily resulting from $1.7 million of income, net realized gain (loss) of $0.2 million, net change in unrealized gain of $0.4 million and net operating expenses of $0.3 million.

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

Net income (loss) for the three months ended September 30, 2023 was $10.1 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $(10.4) million, net change in unrealized gain (loss) of $18.6 million and net operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $18.31 per Share to $20.80 per Share. The Share price low and high for the nine months ended September 30, 2024, and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $16.80 per Share (-8.25%) on February 9, 2024, and a high of $21.65 per Share (+18.25%) on May 21, 2024. The total return for the Fund on a market value basis was +13.60%.

Industrial metals ended the first three quarters of 2024 in positive territory with all three metals included in the Fund posting gains. Copper and zinc were supported by shortfalls in concentrate supplies and plunging treatment and refining charges i.e., the profit for smelters to refine the metal, forcing cutbacks in refined metal supply. Aluminum was the weakest of the three but still gained significantly on tightening physical fundamentals. Adding to this, the US and United Kingdom issued fresh sanctions on Russian copper, aluminum, and nickel in April. Furthermore, an improving macro backdrop, bolstered by expectations for a soft landing in the US and brighter Chinese outlook, underpinned stronger prices especially in the third quarter. The kickoff of the Federal Reserve's easing cycle and China’s surprise stimulus in September marked a key shift in sentiment.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share increased from $18.28 per Share to $20.81 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the nine months ended September 30, 2024 contributed to an overall 10.09% increase in the level of the Index and to a 14.56% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +13.84%.

Net income (loss) for the nine months ended September 30, 2024 was $14.4 million, primarily resulting from $5.4 million of income, net realized gain (loss) of $6.8 million, net change in unrealized gain (loss) of $3.0 million and net operating expenses of $0.8 million.

For the nine months ended September 30, 2023, the NAV of each Share decreased from $19.50 per Share to $19.12 per Share. Falling commodity futures contract prices for aluminum and zinc were partially offset by rising commodity for copper during the nine months ended September 30, 2023, contributing to an overall 5.70% decrease in the level of the Index and to a 2.04% decrease in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was -1.95%.

Net income (loss) for the nine months ended September 30, 2023 was $(8.5) million, primarily resulting from $9.0 million of income, net realized gain (loss) of $(53.3) million, net change in unrealized gain (loss) of $36.9 million and net operating expenses of $1.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$126,939,033	0.87%	$2,585,816	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$121,581,987	0.93%	$2,641,996	24

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

The following were the primary trading risk exposures of the Fund as of September 30, 2024 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	1,250,000	$19.94
August 1, 2024 to August 31, 2024	1,400,000	18.59
September 1, 2024 to September 30, 2024	100,000	20.51
Total	2,750,000	$19.27

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools