Form 10-Q
period 2025-06-30
INVESCO DB BASE METALS FUND; Invesco DB Multi-Sector Commodity Trust
filed 2025-08-07
CIK 1383084, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025: 6,050,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $49,104,326, respectively)	$—	$49,156,643
Affiliated investments, at value (cost $92,000,738 and $51,500,959, respectively)	92,000,738	51,500,959
Other investments:
LME Commodity Futures Contracts receivable	1,254,269	462,018
Unrealized appreciation on LME Commodity Futures Contracts	4,765,843	2,345,072
Deposit with Commodity Broker	19,718,748	15,000,000
Receivable for:
Dividends from affiliates	305,423	227,249
Total assets	$118,045,021	$118,691,941
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$906,545	$5,864,184
Payable for:
Management fees	123,937	74,508
Brokerage commissions and fees	4,654	4,935
Total liabilities	1,035,136	5,943,627
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	774	752
Shareholders' equity—Shares	117,009,111	112,747,562
Total shareholders' equity	117,009,885	112,748,314
Total liabilities and equity	$118,045,021	$118,691,941

General Shares outstanding	40	40
Shares outstanding	6,050,000	6,000,000
Net asset value per share	$19.34	$18.79
Market value per share	$19.35	$18.84

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $92,000,738) (a)(b)	78.63%	$92,000,738	92,000,738

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
LME Aluminum	604	August - 2025	$39,241,578	$1,893,495	$1,893,495
LME Copper	166	April - 2026	40,827,700	2,872,348	2,872,348
LME Zinc	536	October - 2025	36,938,172	(906,545)	(906,545)
Total Commodity Futures Contracts				$3,859,298	$3,859,298
(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.340% due May 29, 2025(b)	42.01%	$49,156,643	$50,000,000
Total United States Treasury Obligations (cost $49,104,326)	42.01%	$49,156,643
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $51,500,959)(c)(d)	44.01%	51,500,959	51,500,959
Total Investments in Securities (cost $100,605,285)	86.02%	$100,657,602
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
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2024.

Open Commodity Futures Contracts(e)	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
LME Aluminum	590	June - 2025	$37,732,418	$(1,631,888)	$(1,631,888)
LME Copper	163	May - 2025	35,917,050	(4,232,296)	(4,232,296)
LME Zinc	522	October - 2025	39,088,795	2,345,072	2,345,072
Total Commodity Futures Contracts				$(3,519,112)	$(3,519,112)
(e)
Futures contracts collateralized by $15,000,000 cash held with Morgan Stanley & Co. LLC, the futures commission merchant.
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$638,918	$1,025,349	$1,339,224	$1,932,907
Dividends from Affiliates	594,297	1,019,815	1,094,253	1,733,951
Total Income	1,233,215	2,045,164	2,433,477	3,666,858
Expenses
Management Fees	201,963	311,679	415,246	528,862
Brokerage Commissions and Fees	19,527	29,734	20,804	30,377
Interest Expense	—	2,725	1,977	5,040
Total Expenses	221,490	344,138	438,027	564,279
Less: Waivers	(13,904)	(17,201)	(24,534)	(29,835)
Net Expenses	207,586	326,937	413,493	534,444
Net Investment Income (Loss)	1,025,629	1,718,227	2,019,984	3,132,414
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	(7,201,193)	6,717,164	(7,303,850)	6,588,317
Net Realized Gain (Loss)	(7,201,193)	6,717,164	(7,303,850)	6,588,317
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(13,938)	8,458	(52,317)	(35,004)
Affiliated Investments	—	—	—	(25,623)
Commodity Futures Contracts	6,145,242	6,167,182	7,378,410	2,703,800
Net Change in Unrealized Gain (Loss)	6,131,304	6,175,640	7,326,093	2,643,173
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(1,069,889)	12,892,804	22,243	9,231,490
Net Income (Loss)	$(44,260)	$14,611,031	$2,042,227	$12,363,904

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$768	6,450,000	$123,759,202	$123,759,970
Purchases of Shares			500,000	9,492,000	9,492,000
Redemption of Shares			(900,000)	(16,197,825)	(16,197,825)
Net Increase (Decrease) due to Share Transactions			(400,000)	(6,705,825)	(6,705,825)
Net Income (Loss)
Net Investment Income (Loss)		14		1,025,615	1,025,629
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(78)		(7,201,115)	(7,201,193)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		70		6,131,234	6,131,304
Net Income (Loss)		6		(44,266)	(44,260)
Net Change in Shareholders' Equity	—	6	(400,000)	(6,750,091)	(6,750,085)
Balance at June 30, 2025	40	$774	6,050,000	$117,009,111	$117,009,885

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$718	6,600,000	$118,435,601	$118,436,319
Purchases of Shares			3,900,000	79,046,699	79,046,699
Redemption of Shares			(2,100,000)	(42,753,712)	(42,753,712)
Net Increase (Decrease) due to Share Transactions			1,800,000	36,292,987	36,292,987
Net Income (Loss)
Net Investment Income (Loss)		11		1,718,216	1,718,227
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		6,717,123	6,717,164
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		36		6,175,604	6,175,640
Net Income (Loss)		88		14,610,943	14,611,031
Net Change in Shareholders' Equity	—	88	1,800,000	50,903,930	50,904,018
Balance at June 30, 2024	40	$806	8,400,000	$169,339,531	$169,340,337

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$752	6,000,000	$112,747,562	$112,748,314
Purchases of Shares			1,300,000	25,063,627	25,063,627
Redemption of Shares			(1,250,000)	(22,844,283)	(22,844,283)
Net Increase (Decrease) due to Share Transactions			50,000	2,219,344	2,219,344
Net Income (Loss)
Net Investment Income (Loss)		22		2,019,962	2,019,984
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(79)		(7,303,771)	(7,303,850)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		79		7,326,014	7,326,093
Net Income (Loss)		22		2,042,205	2,042,227
Net Change in Shareholders' Equity	—	22	50,000	4,261,549	4,261,571
Balance at June 30, 2025	40	$774	6,050,000	$117,009,111	$117,009,885

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$731	6,650,000	$121,581,256	$121,581,987
Purchases of Shares			4,100,000	82,552,766	82,552,766
Redemption of Shares			(2,350,000)	(47,158,320)	(47,158,320)
Net Increase (Decrease) due to Share Transactions			1,750,000	35,394,446	35,394,446
Net Income (Loss)
Net Investment Income (Loss)		19		3,132,395	3,132,414
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		40		6,588,277	6,588,317
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		16		2,643,157	2,643,173
Net Income (Loss)		75		12,363,829	12,363,904
Net Change in Shareholders' Equity	—	75	1,750,000	47,758,275	47,758,350
Balance at June 30, 2024	40	$806	8,400,000	$169,339,531	$169,340,337

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$2,042,227	$12,363,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(74,012,417)
Proceeds from securities sold and matured	50,000,000	57,000,000
Cost of affiliated investments purchased	(72,229,949)	(104,836,684)
Proceeds from affiliated investments sold	31,730,170	86,001,954
Net accretion of discount on United States Treasury Obligations	(895,674)	(1,569,824)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(7,326,093)	(2,643,173)
Change in operating assets and liabilities:
Deposit with Commodity Broker	(4,718,748)	—
Dividends from affiliates	(78,174)	(47,839)
LME Commodity Futures Contracts	(792,251)	(7,281,789)
Management fees	49,429	27,541
Brokerage commissions and fees	(281)	(224)
Net cash provided by (used in) operating activities	(2,219,344)	(34,998,551)
Cash flows from financing activities:
Distributions paid to shareholders	—	(395,895)
Proceeds from purchases of Shares	25,063,627	82,552,766
Redemption of Shares	(22,844,283)	(47,158,320)
Net cash provided by (used in) financing activities	2,219,344	34,998,551
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,977	$5,040

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2025, the Fund had a receivable from the Commodity Broker of $1,254,269 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2024, the Fund had a receivable to the Commodity Broker of $462,018 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $13,904 and $24,534 for three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $17,201 and $29,835, for the three and six months ended June 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$92,000,738	$—	$—	$92,000,738
Other Investments - Assets(a)
Commodity Futures Contracts	4,765,843	—	—	4,765,843
Other Investments - Liabilities(a)
Commodity Futures Contracts	(906,545)	—	—	(906,545)
Total Other Investments	3,859,298	—	—	3,859,298
Total Investments	$95,860,036	$—	$—	$95,860,036

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$49,156,643	$—	$49,156,643
Money Market Mutual Fund	51,500,959	—	—	51,500,959
Total Investments in Securities	51,500,959	49,156,643	—	100,657,602
Other Investments - Assets (a)
Commodity Futures Contracts	2,345,072	—	—	2,345,072
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,864,184)	—	—	(5,864,184)
Total Other Investments	(3,519,112)	—	—	(3,519,112)
Total Investments	$47,981,847	$49,156,643	$—	$97,138,490

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$4,765,843	$(906,545)	$2,345,072	$(5,864,184)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain (Loss) on Derivatives	For the Three Months Ended June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,201,193)	$6,717,164
	Net Change in Unrealized Gain (Loss)	6,145,242	6,167,182
Total		$(1,055,951)	$12,884,346

	Location of Gain (Loss) on Derivatives	For the Six Months Ended June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,303,850)	$6,588,317
	Net Change in Unrealized Gain (Loss)	7,378,410	2,703,800
Total		$74,560	$9,292,117

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$112,226,507	$117,928,418	$111,965,500	$141,015,694

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$48,393,442	$58,973,745	$(15,366,449)	$—	$—	$92,000,738	$594,297

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$51,500,959	$72,229,949	$(31,730,170)	$—	$—	$92,000,738	$1,094,253

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,018,206	$—	$—	$—	$—	$20,018,206	$249,246
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$38,720,923	$94,802,455	$(81,386,642)	$—	$—	$52,136,736	$770,569
Total	$58,739,129	$94,802,455	$(81,386,642)	$—	$—	$72,154,942	$1,019,815

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,043,829	$—	$—	$(25,623)	$—	$20,018,206	$506,696
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	33,302,006	104,836,684	(86,001,954)	—	—	52,136,736	1,227,255
Total	$53,345,835	$104,836,684	$(86,001,954)	$(25,623)	$—	$72,154,942	$1,733,951

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$19.19	$17.94	$18.79	$18.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.03)	2.01	0.21	1.46
Net investment income (loss) (b)	0.18	0.21	0.34	0.42
Net income (loss)	0.15	2.22	0.55	1.88
Net asset value per Share, end of period	$19.34	$20.16	$19.34	$20.16
Market value per Share, beginning of period (c)	$19.20	$17.95	$18.84	$18.31
Market value per Share, end of period (c)	$19.35	$20.11	$19.35	$20.11

Ratio to average Net Assets (d)
Net investment income (loss)	3.81%	4.13%	3.65%	4.44%
Expenses, after waivers	0.77%	0.79%	0.75%	0.76%
Expenses, prior to waivers	0.82%	0.83%	0.79%	0.80%
Total Return, at net asset value (e)	0.78%	12.37%	2.93%	10.29%
Total Return, at market value (e)	0.78%	12.03%	2.71%	9.83%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item 1A of this Report, as well as the following:

•
Risks related to market volatility and fluctuations in the price of assets held by the Fund, including as a result of global trade, macroeconomic events, the imposition of trading limitations or trading halts, and the potential loss of investment;
•
Risks that the market price of Shares will not correspond to NAV;
•
Risks related to market competition;
•
Risks related to the market conditions unique to futures contracts;
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2025:

Index Commodity	Fund Weight (%)
Aluminum	33.56%
Copper-Grade A	34.89
Zinc	31.55
Closing Level as of June 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(2.2) million and $(35.0) million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $50.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $74.0 million was paid to purchase United States Treasury Obligations and $57.0 was received from sales and maturing United States Treasury Obligations. $31.7 million was received from sales of affiliated investments and $72.2 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $86.0 million was received from sales of affiliated investments and $104.8 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $4.7 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $2.2 million and $35.0 million during the six months ended June 30, 2025 and 2024, respectively. This included $25.1 million and $82.6 million from Shares purchased by Authorized Participants and $22.8 million and $47.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. No distributions were paid to shareholders during the six months ended June 30, 2025. During the six months ended June 30, 2024, distributions paid to Shareholders were $(0.4) million.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

DBB - For the Three Months Ended June 30, 2025
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
3/31/2025
6/30/2025
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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DB Aluminum Indices	3.64%	8.14%	3.60%	5.42%
DB Copper-Grade A Indices	1.72	9.82	13.09	14.32
DB Zinc Indices	(2.60)	20.93	(5.99)	12.71
AGGREGATE RETURN	0.93%	12.70%	3.30%	10.79%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share increased from $19.20 per Share to $19.35 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $17.28 per Share (-10.00%) on April 8, 2025 and a high of $19.39 per Share (+0.99%) on June 27, 2025. The total return for the Fund on a market value basis was +0.78%.

The Fund’s commodity holdings finished the second quarter of 2025 with a small loss, reflecting a tough but mixed period for industrial metals. However, interest income from the Fund’s collateral holdings helped the Fund post a gain for the quarter. April was especially weak, as fresh tariff announcements, economic worries, and market swings led to sharp drops across base metals. Aluminum and zinc were hit hardest, while copper also fell due to concerns about demand and trade. Markets improved in May and June, with Aluminum bouncing back as supply tightened, the U.S. dollar weakened, and geopolitical tensions helped prices. Copper also recovered, helped by supply issues in Africa and steady demand from China. Zinc stayed under pressure, as worries about global growth and increased mine production kept prices down, even though there was some improvement late in the quarter. Losses in April were mostly balanced out by gains in aluminum and copper later, but zinc’s weakness weighed on the Fund’s performance.

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $17.95 per Share to $20.11 per Share. The Share price low and high for the three months ended June 30, 2024, and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $18.10 per Share (+0.81%) on April 1, 2024 and a high of $21.65 per Share (+20.58%) on May 24, 2024. The total return for the Fund on a market value basis was +12.03%.

Industrial metals saw strong positive performance in the second quarter of 2024. Zinc was the top performer among the three metals included in the Fund, with front month prices up over 20% as the consequences of tight concentrate supplies and plunging treatment charges rippled through the processing chains. Copper and aluminum also continued their supply-driven gains through most of May, with copper even experiencing a short squeeze, sending prices to a record high. However, both retreated on increased profit-taking and hawkish Federal Reserve rhetoric. This dented broader investor risk appetite which had improved in the first quarter on hopes that the Federal Reserve would start cutting rates imminently. Adding to the bullish sentiment, the U.S. and United Kingdom("UK") issued fresh sanctions on Russian copper, aluminum, and nickel in April. However, physical markets did turn weaker in June as China remained well-supplied in copper and European zinc smelters announced plans to restart.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share increased from $19.19 per Share to $19.34 per Share. Rising commodity futures contract prices for aluminum and copper were partially offset by falling commodity futures contract prices for zinc during the three months June 30, 2025, contributing to an overall 0.15% decrease in the level of the Index and to a 0.93% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +0.78%.

Net income (loss) for the three months ended June 30, 2025, was $0.0 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $(7.2) million, net change in unrealized gain of $6.1 million and net operating expenses of $0.2 million.

For the three months ended June 30, 2024 the NAV of each Share increased from $17.94 per Share to $20.16 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended June 30, 2024 contributed to an overall 11.20% increase in the level of the Index and to a 12.70% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +12.37%.

Net income (loss) for the three months ended June 30, 2024 was $14.6 million, primarily resulting from $2.0 million of income, net realized gain (loss) of $6.7 million, net change in unrealized gain (loss) of $6.2 million and net operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share increased from $18.84 per Share to $19.35 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $17.28 per Share (-8.28%) on April 8, 2025 and a high of $19.93 per Share (+5.79%) on March 17, 2025. The total return for the Fund on a market value basis was +2.71%.

Industrial metals had mixed results in the first half of 2025, with the Fund’s performance changing from quarter to quarter. The year started strong, led by copper gains amid Chinese restocking, hopes for stimulus, and frontloading before tariffs pushed prices up. Support also came from infrastructure and defense spending in Europe, a weaker U.S. dollar, and expectations for more metals demand from global rebuilding efforts. But both zinc and aluminum faced pressure from economic worries and tariff angst. The second quarter was challenging, with sharp declines in April due to new tariffs and market uncertainty, especially for aluminum and zinc. Aluminum and copper improved in May and June, but zinc stayed weak. Overall, early strength in copper was offset by ongoing challenges for zinc and aluminum, leaving the Fund’s year-to-date performance only modestly higher.

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $18.31 per Share to $20.11 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $16.80 per Share (-8.25%) on February 9, 2024 and a high of $21.65 per Share (+18.25%) on May 21, 2024. The total return for the Fund on a market value basis was +9.83%.

Industrial metals ended the first half of 2024 in positive territory with all three metals included in the Fund posting gains. Copper and zinc were supported by shortfalls in concentrate supplies and plunging treatment and refining charges, i.e., the profit for smelters to refine the metal, forcing cutbacks in refined metal supply. Aluminum was the weakest of the three but still gained significantly on tightening physical fundamentals. Adding to this, the U.S. and U.K. issued fresh sanctions on Russian copper, aluminum, and nickel in April. Furthermore, an improving macro backdrop, bolstered by expectations for a soft landing in the U.S. and brighter Chinese outlook, underpinned stronger prices. However, the sector did retreat sharply through June with Federal Reserve rate cut expectations repeatedly being pushed out and physical markets turning weaker – China remained well-supplied in copper and European zinc smelters announced plans to restart idled capacity.

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share increased from $18.79 per Share to $19.34 per Share. Rising commodity futures contract prices for aluminum and copper were partially offset by falling commodity futures contract prices for zinc during the six months ended June 30, 2025 contributing to an overall 1.12% increase in the level of the Index and to a 3.30% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +2.93%.

Net income (loss) for the six months ended June 30, 2025 was $2.0 million, primarily resulting from $2.4 million of income, net realized gain (loss) of $(7.3) million, net change in unrealized gain of $7.3 million and net operating expenses of $0.4 million.

For the six months ended June 30, 2024, the NAV of each Share increased from $18.28 per Share to $20.16 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the six months ended June 30, 2024 contributing to an overall 7.88% increase in the level of the Index and to a 10.79% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +10.29%.

Net income (loss) for the six months ended June 30, 2024 was $12.4 million, primarily resulting from $3.7 million of income, net realized gain (loss) of $6.6 million, net change in unrealized gain (loss) of $2.6 million and net operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$117,009,885	0.86%	$2,336,377	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$112,748,314	0.90%	$2,374,078	22

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	700,000	$17.78
May 1, 2025 to May 31, 2025	50,000	$18.16
June 1, 2025 to June 30, 2025	150,000	$18.97
Total	900,000	$18.00

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited),(vii) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools