Form 10-Q
period 2025-09-30
INVESCO DB BASE METALS FUND
filed 2025-11-07
CIK 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025: 6,150,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $49,104,326, respectively)	$—	$49,156,643
Affiliated investments, at value and cost	94,768,001	51,500,959
Other investments:
LME Commodity Futures Contracts receivable	1,204,300	462,018
Unrealized appreciation on LME Commodity Futures Contracts	7,243,302	2,345,072
Deposit with Commodity Broker	22,513,456	15,000,000
Receivable for:
Dividends from affiliates	325,940	227,249
Total assets	$126,054,999	$118,691,941
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$—	$5,864,184
Payable for:
Management fees	68,909	74,508
Brokerage commissions and fees	4,997	4,935
Total liabilities	$73,906	$5,943,627
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	819	752
Shareholders' equity—Shares	125,980,274	112,747,562
Total shareholders' equity	125,981,093	112,748,314
Total liabilities and equity	$126,054,999	$118,691,941

General Shares outstanding	40	40
Shares outstanding	6,150,000	6,000,000
Net asset value per share	$20.48	$18.79
Market value per share	$20.55	$18.84

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $94,768,001) (a)(b)	75.22%	$94,768,001	94,768,001

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
LME Aluminum	618	December - 2025	$41,419,751	$1,066,345	$1,066,345
LME Copper	170	April - 2026	43,700,625	4,692,005	4,692,005
LME Zinc	550	December - 2025	40,825,675	1,484,952	1,484,952
Total Commodity Futures Contracts				$7,243,302	$7,243,302
(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.340% due May 29, 2025(b)	43.60%	$49,156,643	$50,000,000
Total United States Treasury Obligations (cost $49,104,326)	43.60%	$49,156,643
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $51,500,959)(c)(d)	45.68%	51,500,959	51,500,959
Total Investments in Securities (cost $100,605,285)	89.28%	$100,657,602
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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$222,674	$1,195,756	$1,561,898	$3,128,663
Dividends from Affiliates	1,002,069	496,263	2,096,322	2,230,214
Total Income	1,224,743	1,692,019	3,658,220	5,358,877
Expenses
Management Fees	229,049	250,245	644,295	779,107
Brokerage Commissions and Fees	24,825	11,332	45,629	41,709
Interest Expense	—	2,729	1,977	7,769
Total Expenses	253,874	264,306	691,901	828,585
Less: Waivers	(23,849)	(9,107)	(48,383)	(38,942)
Net Expenses	230,025	255,199	643,518	789,643
Net Investment Income (Loss)	994,718	1,436,820	3,014,702	4,569,234
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Affiliated Investments	—	9,845	—	9,845
Commodity Futures Contracts	2,546,547	177,949	(4,757,303)	6,766,266
Net Realized Gain (Loss)	2,546,547	187,794	(4,757,303)	6,776,111
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	48,980	(52,317)	13,976
Affiliated Investments	—	41,032	—	15,409
Commodity Futures Contracts	3,384,004	279,764	10,762,414	2,983,564
Net Change in Unrealized Gain (Loss)	3,384,004	369,776	10,710,097	3,012,949
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	5,930,551	557,570	5,952,794	9,789,060
Net Income (Loss)	$6,925,269	$1,994,390	$8,967,496	$14,358,294

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$774	6,050,000	$117,009,111	$117,009,885
Purchases of Shares			700,000	13,750,203	13,750,203
Redemption of Shares			(600,000)	(11,704,264)	(11,704,264)
Net Increase (Decrease) due to Share Transactions			100,000	2,045,939	2,045,939
Net Income (Loss)
Net Investment Income (Loss)		1		994,717	994,718
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		43		2,546,504	2,546,547
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1		3,384,003	3,384,004
Net Income (Loss)		45		6,925,224	6,925,269
Net Change in Shareholders' Equity	—	45	100,000	8,971,163	8,971,208
Balance at September 30, 2025	40	$819	6,150,000	$125,980,274	$125,981,093

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$806	8,400,000	$169,339,531	$169,340,337
Purchases of Shares			450,000	8,603,275	8,603,275
Redemption of Shares			(2,750,000)	(52,998,969)	(52,998,969)
Net Increase (Decrease) due to Share Transactions			(2,300,000)	(44,395,694)	(44,395,694)
Net Income (Loss)
Net Investment Income (Loss)		13		1,436,807	1,436,820
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		8		187,786	187,794
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		5		369,771	369,776
Net Income (Loss)		26		1,994,364	1,994,390
Net Change in Shareholders' Equity	—	26	(2,300,000)	(42,401,330)	(42,401,304)
Balance at September 30, 2024	40	$832	6,100,000	$126,938,201	$126,939,033

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$752	6,000,000	$112,747,562	$112,748,314
Purchases of Shares			2,000,000	38,813,830	38,813,830
Redemption of Shares			(1,850,000)	(34,548,547)	(34,548,547)
Net Increase (Decrease) due to Share Transactions			150,000	4,265,283	4,265,283
Net Income (Loss)
Net Investment Income (Loss)		23		3,014,679	3,014,702
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(36)		(4,757,267)	(4,757,303)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		80		10,710,017	10,710,097
Net Income (Loss)		67		8,967,429	8,967,496
Net Change in Shareholders' Equity	—	67	150,000	13,232,712	13,232,779
Balance at September 30, 2025	40	$819	6,150,000	$125,980,274	$125,981,093

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$731	6,650,000	$121,581,256	$121,581,987
Purchases of Shares			4,550,000	91,156,041	91,156,041
Redemption of Shares			(5,100,000)	(100,157,289)	(100,157,289)
Net Increase (Decrease) due to Share Transactions			(550,000)	(9,001,248)	(9,001,248)
Net Income (Loss)
Net Investment Income (Loss)		32		4,569,202	4,569,234
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		48		6,776,063	6,776,111
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		21		3,012,928	3,012,949
Net Income (Loss)		101		14,358,193	14,358,294
Net Change in Shareholders' Equity	—	101	(550,000)	5,356,945	5,357,046
Balance at September 30, 2024	40	$832	6,100,000	$126,938,201	$126,939,033

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$8,967,496	$14,358,294
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(74,012,419)
Proceeds from securities sold and matured	50,000,000	57,000,000
Cost of affiliated investments purchased	(84,883,963)	(127,588,980)
Proceeds from affiliated investments sold	41,616,921	152,610,033
Net accretion of discount on United States Treasury Obligations	(895,674)	(2,571,653)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(9,845)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(10,710,097)	(3,012,949)
Change in operating assets and liabilities:
Deposit with Commodity Broker	(7,513,456)	—
Dividends from affiliates	(98,691)	88,819
LME Commodity Futures Contracts	(742,282)	(7,459,738)
Management fees	(5,599)	(4,350)
Brokerage commissions and fees	62	(69)
Net cash provided by (used in) operating activities	(4,265,283)	9,397,143
Cash flows from financing activities:
Distributions paid to shareholders	—	(395,895)
Proceeds from purchases of Shares	38,813,830	91,156,041
Redemption of Shares	(34,548,547)	(100,157,289)
Net cash provided by (used in) financing activities	4,265,283	(9,397,143)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,977	$7,769

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $9.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $13.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2025, the Fund had a receivable from the Commodity Broker of $1,204,300 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2024, the Fund had a receivable to the Commodity Broker of $462,018 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $23,849 and $48,383 for three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $9,107 and $38,942, for the three and nine months ended September 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$94,768,001	$—	$—	$94,768,001
Other Investments - Assets(a)
Commodity Futures Contracts	7,243,302	—	—	7,243,302
Total Investments	$102,011,303	$—	$—	$102,011,303

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$49,156,643	$—	$49,156,643
Money Market Mutual Fund	51,500,959	—	—	51,500,959
Total Investments in Securities	51,500,959	49,156,643	—	100,657,602
Other Investments - Assets(a)
Commodity Futures Contracts	2,345,072	—	—	2,345,072
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,864,184)	—	—	(5,864,184)
Total Other Investments	(3,519,112)	—	—	(3,519,112)
Total Investments	$47,981,847	$49,156,643	$—	$97,138,490
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$7,243,302	$—	$2,345,072	$(5,864,184)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain (Loss) on Derivatives	For the Three Months Ended September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,546,547	$177,949
	Net Change in Unrealized Gain (Loss)	3,384,004	279,764
Total		$5,930,551	$457,713

	Location of Gain (Loss) on Derivatives	For the Nine Months Ended September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(4,757,303)	$6,766,266
	Net Change in Unrealized Gain (Loss)	10,762,414	2,983,564
Total		$6,005,111	$9,749,830

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$121,286,162	$139,047,907	$115,189,570	$137,410,048

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$92,000,738	$12,654,014	$(9,886,751)	$—	$—	$94,768,001	$1,002,069

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$51,500,959	$84,883,963	$(41,616,921)	$—	$—	$94,768,001	$2,096,322

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,018,206	$—	$(20,069,084)	$41,032	$9,846	$—	$86,827
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$52,136,736	$22,752,296	$(46,538,995)	$—	$—	$28,350,037	$409,436
Total	$72,154,942	$22,752,296	$(66,608,079)	$41,032	$9,846	$28,350,037	$496,263

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$20,043,829	$—	$(20,069,084)	$15,409	$9,846	$—	$593,523
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	33,302,006	127,588,980	(132,540,949)	—	—	28,350,037	1,636,691
Total	$53,345,835	$127,588,980	$(152,610,033)	$15,409	$9,846	$28,350,037	$2,230,214

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$19.34	$20.16	$18.79	$18.28
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.98	0.44	1.19	1.90
Net investment income (loss) (b)	0.16	0.21	0.50	0.63
Net income (loss)	1.14	0.65	1.69	2.53
Net asset value per Share, end of period	$20.48	$20.81	$20.48	$20.81
Market value per Share, beginning of period (c)	$19.35	$20.11	$18.84	$18.31
Market value per Share, end of period (c)	$20.55	$20.80	$20.55	$20.80

Ratio to average Net Assets (d)
Net investment income (loss)	3.26%	4.31%	3.51%	4.40%
Expenses, after waivers	0.75%	0.76%	0.75%	0.76%
Expenses, prior to waivers	0.83%	0.79%	0.81%	0.08%
Total Return, at net asset value (e)	5.89%	3.22%	8.99%	13.84%
Total Return, at market value (e)	6.20%	3.43%	9.08%	13.60%
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

Note 12 - Subsequent Event

Effective November 10, 2025, changes will be made to the Index. The changes to the Index are being implemented by Deutsche Bank AG, the Index provider. A summary of the changes are as follows:

1. Expanded Commodity Universe
•
Eligible commodities will be determined annually based on their liquidity and economic importance.
•
Under the new methodology, the number of commodities included in the Index universe is expected to expand.

2. Modified Optimum Yield Methodology	• The current Optimum Yield methodology will be modified to eliminate contracts with limited liquidity.
3. Annual Review of Base Weights and Commodities	• The current static allocations to commodities will be changed by implementing a rules-based annual review to better reflect current global production and market liquidity.
4. Weight Limits(Annually at Rebalance)	• Implementation of sector and single commodity caps and floors to reduce concentration risk.
5. Intra-year Rebalancing Events	• An intra-year rebalance event will be triggered should a large deviation occur on a monthly observation date to help prevent significant deviations from annual rebalance target weights.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2025:

Index Commodity	Fund Weight (%)
Aluminum	32.89%
Copper-Grade A	34.70
Zinc	32.41
Closing Level as of September 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(4.3) million and $9.4 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $50.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $74.0 million was paid to purchase United States Treasury Obligations and $57.0 was received from sales and maturing United States Treasury Obligations. $41.6 million was received from sales of affiliated investments and $84.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $152.6 million was received from sales of affiliated investments and $127.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $7.5 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $4.3 million and $(9.4) million during the nine months ended September 30, 2025 and 2024, respectively. This included $38.8 million and $91.2 million from Shares purchased by Authorized Participants and $34.5 million and $100.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. No distributions were paid to shareholders during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, distributions paid to Shareholders were $(0.4) million.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER™

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

DBB - For the Three Months Ended September 30, 2025
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
6/30/2025
9/30/2025
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

DBB - For the Nine Months Ended September 30, 2025
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
12/31/2024
9/30/2025
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DB Aluminum Indices	4.04%	2.72%	7.79%	8.29%
DB Copper-Grade A Indices	5.62	3.06	19.45	17.82
DB Zinc Indices	9.04	4.38	2.51	17.65
AGGREGATE RETURN	6.17%	3.40%	9.67%	14.56%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $19.35 per Share to $20.55 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $19.05 per Share (-1.55%) on July 07, 2025 and a high of $20.57 per Share (+6.30%) on September 29, 2025. The total return for the Fund on a market value basis was +6.20%.

The Fund delivered positive returns in the third quarter of 2025, with monetary, fiscal, and fundamental factors supporting the move higher across the base metals complex. Continued U.S. dollar weakness and demand optimism bolstered by the Federal Reserve's easing and plans under the One Big Beautiful Bill Act (OBBBA) to increase defense spending were also supporting factors. While Zinc was the largest contributor to performance, gaining on major mine disruptions, Copper dominated news headlines during the third quarter. Copper prices benefited from a supply squeeze on the London Metal Exchange, after efforts to front run tariffs led to a flood of supplies into the U.S., in turn depleting stockpiles in London. While prices fell again after news that refined copper would be excluded from the August 1st tariffs, they broke out even higher due to renewed supply concerns in September. Investments in artificial intelligence (AI) data centers and electric vehicles also remained a tailwind for copper.

For the three months ended September 30, 2024, the NYSE Arca market value of each Share increased from $20.11 per Share to $20.80 per Share. The Share price low and high for the three months ended September 30, 2024, and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $18.09 per Share (-10.07%) on August 07, 2024 and a high of $20.99 per Share (+4.35%) on September 26, 2024. The total return for the Fund on a market value basis was +3.43%.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $19.34 per Share to $20.48 per Share. Rising commodity futures contract prices for aluminum, copper and zinc during the three months September 30, 2025 contributed to an overall 5.06% increase in the level of the Index and to a 6.17% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +5.89%.

Net income (loss) for the three months ended September 30, 2025, was $6.9 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $2.5 million, net change in unrealized gain of $3.4 million and net operating expenses of $0.2 million.

For the three months ended September 30, 2024 the NAV of each Share increased from $20.16 per Share to $20.81 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the three months ended September 30, 2024 contributed to an overall 2.04% increase in the level of the Index and to a 3.40% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +3.22%.

Net income (loss) for the three months ended September 30, 2024 was $2.0 million, primarily resulting from $1.7 million of income, net realized gain (loss) of $0.2 million, net change in unrealized gain (loss) of $0.4 million and net operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $18.84 per Share to $20.55 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $17.28 per Share (-8.28%) on April 08, 2025 and a high of $20.57 per Share (+9.18%) on September 29, 2025. The total return for the Fund on a market value basis was +9.08%.

The Fund delivered positive returns in the first three quarters of 2025. Copper was the strongest performer, bolstered by heavy tariff-driven frontloading into the U.S., a weaker U.S. dollar, and mine disruptions in Chile and Indonesia in the third quarter. Copper demand also increased due to higher global spending plans across defense, energy, and technology. These themes supported base metals sentiment while gradually recovering industrial activity and a resilient global economy boosted demand outlooks. Zinc posted a loss, pressured by near-term oversupply in China as production capacity grew amid weak domestic demand. Zinc is primarily used to galvanize or cover steel used in construction and manufacturing sectors, which have continued to lag in China. Aluminum also gained on supply shortage concerns, particularly due to China’s production caps.

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $18.31 per Share to $20.80 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $16.80 per Share (-8.25%) on February 09, 2024 and a high of $21.65 per Share (+18.25%) on May 21, 2024. The total return for the Fund on a market value basis was +13.60%.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $18.79 per Share to $20.48 per Share. Rising commodity futures contract prices for aluminum, zinc and copper during the nine months ended September 30, 2025 contributed to an overall 6.24% increase in the level of the Index and to a 9.67% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +8.99%.

Net income (loss) for the nine months ended September 30, 2025 was $9.0 million, primarily resulting from $3.7 million of income, net realized gain (loss) of $(4.8) million, net change in unrealized gain of $10.7 million and net operating expenses of $0.6 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$125,981,093	0.78%	$2,284,473	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$112,748,314	0.90%	$2,374,078	22

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	400,000	19.21
September 1, 2025 to September 30, 2025	200,000	20.10
Total	600,000	$19.51

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited),(vii) the Statements of Cash Flows of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools