Form 10-Q
period 2026-03-31
INVESCO DB BASE METALS FUND
filed 2026-05-07
CIK 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of outstanding Shares as of March 31, 2026: 12,400,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$263,861,126	$146,980,895
Other investments:
LME Commodity Futures Contracts receivable	14,979,966	2,743,572
Unrealized appreciation on LME Commodity Futures Contracts	7,368,165	14,464,805
Variation margin receivable- Commodity Futures Contracts	2,467,694	—
Cash held by Custodian	—	3,455,919
Deposit with Commodity Broker	9,262,541	34,764,281
Receivable for:
Dividends from affiliates	796,881	409,882
Total assets	$298,736,373	$202,819,354
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$4,256,590	$196,992
Payable for:
Due to custodian	124	—
Fund shares reacquired	3,517,549	—
Management fees	177,230	98,655
Total liabilities	$7,951,493	$295,647
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	938	915
Shareholders' equity—Shares	290,783,942	202,522,792
Total shareholders' equity	290,784,880	202,523,707
Total liabilities and equity	$298,736,373	$202,819,354

General Shares outstanding	40	40
Shares outstanding	12,400,000	8,850,000
Net asset value per share	$23.45	$22.88
Market value per share	$23.49	$22.94

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.58% (cost $263,861,126)(a)(b)	90.74%	$263,861,126	263,861,126
Total Investments in Securities (cost $263,861,126)	90.74%	$263,861,126

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of March 31, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
COMEX Copper	454	July - 2026	$64,303,425	$53,744	$53,744
LME Aluminum	1,078	December - 2026	88,010,614	6,170,619	6,170,619
LME Copper	219	March - 2027	68,107,631	(3,277,033)	(3,277,033)
LME Lead	242	March - 2027	12,107,563	(811,731)	(811,731)
LME Nickel	337	September - 2026	34,907,808	1,197,546	1,197,546
LME Zinc	292	March - 2027	23,339,905	(167,826)	(167,826)
Total Commodity Futures Contracts				$3,165,319	$3,165,319
(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $146,980,895)(a)(b)	72.57%	$146,980,895	146,980,895
Total Investments in Securities (cost $146,980,895)	72.57%	$146,980,895
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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$295,692	$700,306
Dividends from Affiliates	2,007,679	499,956
Total Income	2,303,371	1,200,262
Expenses
Management Fees	521,769	213,283
Brokerage Commissions and Fees	17,184	1,277
Interest Expense	87	1,977
Total Expenses	539,040	216,537
Less: Waivers	(54,980)	(10,630)
Net Expenses	484,060	205,907
Net Investment Income (Loss)	1,819,311	994,355
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	13,465,499	(102,657)
Net Realized Gain (Loss)	13,465,499	(102,657)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(38,379)
Commodity Futures Contracts	(14,785,347)	1,233,168
Net Change in Unrealized Gain (Loss)	(14,785,347)	1,194,789
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(1,319,848)	1,092,132
Net Income (Loss)	$499,463	$2,086,487

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$915	8,850,000	$202,522,792	$202,523,707
Purchases of Shares			5,850,000	140,763,355	140,763,355
Redemption of Shares			(2,300,000)	(53,001,645)	(53,001,645)
Net Increase (Decrease) due to Share Transactions			3,550,000	87,761,710	87,761,710
Net Income (Loss)
Net Investment Income (Loss)		84		1,819,227	1,819,311
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		620		13,464,879	13,465,499
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(681)		(14,784,666)	(14,785,347)
Net Income (Loss)		23		499,440	499,463
Net Change in Shareholders' Equity	—	23	3,550,000	88,261,150	88,261,173
Balance at March 31, 2026	40	$938	12,400,000	$290,783,942	$290,784,880

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$752	6,000,000	$112,747,562	$112,748,314
Purchases of Shares			800,000	15,571,627	15,571,627
Redemption of Shares			(350,000)	(6,646,458)	(6,646,458)
Net Increase (Decrease) due to Share Transactions			450,000	8,925,169	8,925,169
Net Income (Loss)
Net Investment Income (Loss)		8		994,347	994,355
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(1)		(102,656)	(102,657)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		9		1,194,780	1,194,789
Net Income (Loss)		16		2,086,471	2,086,487
Net Change in Shareholders' Equity	—	16	450,000	11,011,640	11,011,656
Balance at March 31, 2025	40	$768	6,450,000	$123,759,202	$123,759,970

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$499,463	$2,086,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of affiliated investments purchased	(167,278,223)	(13,256,204)
Proceeds from affiliated investments sold	50,397,992	16,363,721
Net accretion of discount on United States Treasury Obligations	—	(540,801)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	11,156,238	(1,194,789)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(2,467,694)	—
Deposit with Commodity Broker	25,501,740	(12,550,576)
Dividends from affiliates	(386,999)	64,335
LME Commodity Futures Contracts	(12,236,394)	102,657
Management fees	78,575	37
Brokerage commissions and fees	—	(36)
Net cash provided by (used in) operating activities	(94,735,302)	(8,925,169)
Cash flows from financing activities:
Proceeds from purchases of Shares	140,763,355	15,571,627
Redemption of Shares	(49,484,096)	(6,646,458)
Increase (decrease) in payable for amount due to custodian	124	—
Net cash provided by (used in) financing activities	91,279,383	8,925,169
Net change in cash	(3,455,919)	—
Cash at beginning of period	3,455,919	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$87	$1,977

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three months ended March 31, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For three months ended March 31, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $9.00 and $13.00 per round-turn trade during the three months ended March 31, 2026 and 2025, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper, lead, nickel and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2026, the Fund had a receivable from the Commodity Broker of $14,979,966 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2025, the Fund had a receivable to the Commodity Broker of $2,743,572 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $54,980 and $10,630 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$263,861,126	$—	$—	$263,861,126
Other Investments - Assets(a)
Commodity Futures Contracts	7,421,909	—	—	7,421,909
Other Investments - Liabilities(a)
Commodity Futures Contracts	(4,256,590)	—	—	(4,256,590)
Total Other Investments	3,165,319	—	—	3,165,319
Total Investments	$267,026,445	$—	$—	$267,026,445
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	146,980,895	—	—	146,980,895
Total Investments in Securities	146,980,895	-	—	146,980,895
Other Investments - Assets (a)
Commodity Futures Contracts	18,147,658	—	—	18,147,658
Other Investments - Liabilities (a)
Commodity Futures Contracts	(196,992)	—	—	(196,992)
Total Other Investments	17,950,666	—	—	17,950,666
Total Investments	$164,931,561	$—	$—	$164,931,561
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$7,421,909	$(4,256,590)	$18,147,658	$(196,992)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain (Loss) on Derivatives	For the Three Months Ended March 31,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$13,465,499	$(102,657)
	Net Change in Unrealized Gain (Loss)	(14,785,347)	1,233,168
Total		$(1,319,848)	$1,130,511

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2026	2025
Average Notional Value	$268,676,132	$114,665,520

Note 8 - Investments in Affiliates

The Invesco Short Term Treasury ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2026.

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$146,980,895	$167,278,223	$(50,397,992)	$—	$—	$263,861,126	$2,007,679

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$51,500,959	$13,256,204	$(16,363,721)	$—	$—	$48,393,442	$499,956
Total	$51,500,959	$13,256,204	$(16,363,721)	$—	$—	$48,393,442	$499,956

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$22.88	$18.79
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.42	0.23
Net investment income (loss) (b)	0.15	0.17
Net income (loss)	0.57	0.40
Net asset value per Share, end of period	$23.45	$19.19
Market value per Share, beginning of period (c)	$22.94	$18.84
Market value per Share, end of period (c)	$23.49	$19.20

Ratio to average Net Assets (d)
Net investment income (loss)	2.62%	3.50%
Expenses, after waivers	0.70%	0.72%
Expenses, prior to waivers	0.77%	0.76%
Total Return, at net asset value (e)	2.49%	2.13%
Total Return, at market value (e)	2.40%	1.91%
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other Securities and Exchange Commission (the "SEC") filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflicts, including armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Overview/Introduction

Invesco DB Base Metals Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in five separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of common units of beneficial interest (the "Shares") shares authorized for issuance.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2026:

Index Commodity	Fund Weight (%)
Aluminum	30.28%
Copper	22.10
Copper-Grade A	23.42
Primary Nickel	12.02
Lead	4.16
Zinc	8.02
Closing Level as of March 31, 2026:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant ("FCM") in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(94.7) million and $(8.9) million for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2026, $50.4 million was received from sales of affiliated investments and $167.3 million was paid to purchase affiliated investments. $16.4 million was received from sales of affiliated investments and $13.3 million was paid to purchase affiliated investments during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, net deposits to/from the Commodity Broker were $25.5 million and $12.6 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $91.3 million and $8.9 million during the three months ended March 31, 2026 and 2025, respectively. This included $140.8 million and $15.6 million from Shares purchased by Authorized Participants and $49.5 million and $6.6 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing level of the Index (as reflected by the line “DBIQ-OY Industrial Metals ER™”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels. Effective November 10, 2025, the Index methodology underwent a change. Performance information included herein prior to November 10, 2025 may have differed had the revised methodology been in place.

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

DBB - For the Three Months Ended March 31, 2026
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2025
3/31/2026
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the three months ended March 31, 2026 and 2025” below provides an overview of the changes in the closing level of DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended
	March 31,
Underlying Index	2026	2025
DB Aluminum Indices	2.92%	(0.04)%
DB Copper	(2.17)
DB Copper—Grade A Indices	2.51	11.18
DB Lead	(5.64)
DB Nickle Indices	3.13
DB Zinc Indices	1.07	(3.47)
AGGREGATE RETURN	2.74%	2.35%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

For the three months ended March 31, 2026 the NYSE Arca market value of each Share increased from $22.94 per Share to $23.49 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $22.35 per Share (-2.57%) on March 20, 2026 and a high of $25.08 per Share (+9.33%) on January 29, 2026. The total return for the Fund on a market value basis was +2.40%.

Industrial metals delivered mixed but generally positive performance in the first quarter of 2026, as markets balanced near‑term growth concerns against longer‑term demand expectations and rising geopolitical risk. Copper experienced a pullback during the quarter, as softening global manufacturing data and intermittent demand concerns weighed on prices despite continued structural support from electrification and infrastructure‑related demand. Aluminum and nickel contributed positively amid tightening supply conditions, while zinc and lead were periodically pressured by uneven industrial activity. Ongoing geopolitical tensions with Iran and intermittent threats to shipping through the Strait of Hormuz added volatility across risk assets but also reinforced the strategic importance of industrial metals within global supply chains.

For the three months ended March 31, 2025, the NYSE Arca market value of each Share increased from $18.84 per Share to $19.20 per Share. The Share price low and high for the three months ended March 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $18.56 per Share (-1.49%) on January 03, 2025 and a high of $19.93 per Share (+5.79%) on March 17, 2025. The total return for the Fund on a market value basis was +1.91%.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share increased from $22.88 per Share to $23.45 per Share. Rising commodity futures contract prices for Aluminum, Copper - Grade A, Nickel and Zinc were partially offset by commodity futures contracts for Copper and Lead during the the three months ended March 31, 2026 contributing to an overall 1.82% increase in the level of the Index and to a 2.74% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +2.49%.

Net income (loss) for the three months ended March 31, 2026 was $0.5 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $13.5 million, net change in unrealized gain (loss) of $(14.8) million and net operating expenses of $0.5 million.

For the three months ended March 31, 2025, the NAV of each Share increased from $18.79 per Share to $19.19 per Share. Rising commodity futures contract prices for Copper were partially offset by falling commodity futures contract prices for Aluminum and Zinc during the three months ended March 31, 2025 contributing to an overall 1.27% increase in the level of the Index and to a 2.35% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +2.13%.

Net income (loss) for the three months ended March 31, 2025 was $2.1 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $(0.1) million, net change in unrealized gain (loss) of $1.2 million and net operating expenses of $0.2 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2026.

				For the Three Months Ended
				March 31, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$290,784,880	0.89%	$6,115,525	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$202,523,707	0.75%	$3,540,832	9

* The VaR represents the one-day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2026 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended March 31, 2026, the Fund’s redemptions of
Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	—	$—
February 1, 2026 to February 28, 2026	200,000	23.65
March 1, 2026 to March 31, 2026	2,100,000	22.99
Total	2,300,000	$23.04

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB Base Metals Fund –For the Three Months Ended March 31, 2026 and 2025 (Unaudited), and (vii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – March 31, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools