Form 10-Q
period 2026-06-30
INVESCO DB BASE METALS FUND
filed 2026-08-07
CIK 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of outstanding Shares as of June 30, 2026: 14,450,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$314,231,596	$146,980,895
Other investments:
LME Commodity Futures Contracts receivable	4,432,803	2,743,572
Unrealized appreciation on LME Commodity Futures Contracts	3,388,789	14,464,805
Variation margin receivable- Commodity Futures Contracts	2,303,735	—
Cash held by Custodian	5,984,500	3,455,919
Deposit with Commodity Broker	33,659,777	34,764,281
Receivable for:
Dividends from affiliates	1,002,975	409,882
Total assets	$365,004,175	$202,819,354
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$7,299,082	$196,992
Payable for:
Fund shares reacquired	9,596,191	—
Management fees	205,936	98,655
Total liabilities	$17,101,209	$295,647
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	963	915
Shareholders' equity—Shares	347,902,003	202,522,792
Total shareholders' equity	347,902,966	202,523,707
Total liabilities and equity	$365,004,175	$202,819,354

General Shares outstanding	40	40
Shares outstanding	14,450,000	8,850,000
Net asset value per share	$24.08	$22.88
Market value per share	$24.11	$22.94

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $314,231,596)(a)(b)	90.32%	$314,231,596	314,231,596
Total Affiliated Investments (cost $314,231,596)	90.32%	$314,231,596

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
COMEX Copper	509	May - 2027	$82,343,475	$(3,538,436)	$(3,538,436)
LME Aluminum	1,265	December - 2026	97,325,937	(3,340,002)	(3,340,002)
LME Copper	257	March - 2027	85,906,426	1,492,556	1,492,556
LME Lead	284	March - 2027	13,759,800	(1,172,795)	(1,172,795)
LME Nickel	396	September - 2026	38,624,304	(2,786,285)	(2,786,285)
LME Zinc	343	March - 2027	30,028,964	1,896,233	1,896,233
Total Commodity Futures Contracts				$(7,448,729)	$(7,448,729)
(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $146,980,895)(a)(b)	72.57%	$146,980,895	146,980,895
Total Affiliated Investments (cost $146,980,895)	72.57%	$146,980,895
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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$149,816	$638,918	$445,508	$1,339,224
Dividends from Affiliates	2,865,141	594,297	4,872,820	1,094,253
Total Income	3,014,957	1,233,215	5,318,328	2,433,477
Expenses
Management Fees	666,549	201,963	1,188,318	415,246
Brokerage Commissions and Fees	14,905	19,527	32,089	20,804
Interest Expense	23,558	—	23,645	1,977
Total Expenses	705,012	221,490	1,244,052	438,027
Less: Waivers	(79,657)	(13,904)	(134,637)	(24,534)
Net Expenses	625,355	207,586	1,109,415	413,493
Net Investment Income (Loss)	2,389,602	1,025,629	4,208,913	2,019,984
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	12,783,215	(7,201,193)	26,248,714	(7,303,850)
Net Realized Gain (Loss)	12,783,215	(7,201,193)	26,248,714	(7,303,850)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(13,938)	—	(52,317)
Commodity Futures Contracts	(10,614,048)	6,145,242	(25,399,395)	7,378,410
Net Change in Unrealized Gain (Loss)	(10,614,048)	6,131,304	(25,399,395)	7,326,093
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	2,169,167	(1,069,889)	849,319	22,243
Net Income (Loss)	$4,558,769	$(44,260)	$5,058,232	$2,042,227

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2026	40	$938	12,400,000	$290,783,942	$290,784,880
Purchases of Shares			4,500,000	113,533,975	113,533,975
Redemption of Shares			(2,450,000)	(60,974,658)	(60,974,658)
Net Increase (Decrease) due to Share Transactions			2,050,000	52,559,317	52,559,317
Net Income (Loss)
Net Investment Income (Loss)		(44)		2,389,646	2,389,602
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(371)		12,783,586	12,783,215
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		440		(10,614,488)	(10,614,048)
Net Income (Loss)		25		4,558,744	4,558,769
Net Change in Shareholders' Equity	—	25	2,050,000	57,118,061	57,118,086
Balance at June 30, 2026	40	$963	14,450,000	$347,902,003	$347,902,966

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$768	6,450,000	$123,759,202	$123,759,970
Purchases of Shares			500,000	9,492,000	9,492,000
Redemption of Shares			(900,000)	(16,197,825)	(16,197,825)
Net Increase (Decrease) due to Share Transactions			(400,000)	(6,705,825)	(6,705,825)
Net Income (Loss)
Net Investment Income (Loss)		14		1,025,615	1,025,629
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(78)		(7,201,115)	(7,201,193)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		70		6,131,234	6,131,304
Net Income (Loss)		6		(44,266)	(44,260)
Net Change in Shareholders' Equity	—	6	(400,000)	(6,750,091)	(6,750,085)
Balance at June 30, 2025	40	$774	6,050,000	$117,009,111	$117,009,885

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$915	8,850,000	$202,522,792	$202,523,707
Purchases of Shares			10,350,000	254,297,330	254,297,330
Redemption of Shares			(4,750,000)	(113,976,303)	(113,976,303)
Net Increase (Decrease) due to Share Transactions			5,600,000	140,321,027	140,321,027
Net Income (Loss)
Net Investment Income (Loss)		40		4,208,873	4,208,913
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		249		26,248,465	26,248,714
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(241)		(25,399,154)	(25,399,395)
Net Income (Loss)		48		5,058,184	5,058,232
Net Change in Shareholders' Equity	—	48	5,600,000	145,379,211	145,379,259
Balance at June 30, 2026	40	$963	14,450,000	$347,902,003	$347,902,966

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$752	6,000,000	$112,747,562	$112,748,314
Purchases of Shares			1,300,000	25,063,627	25,063,627
Redemption of Shares			(1,250,000)	(22,844,283)	(22,844,283)
Net Increase (Decrease) due to Share Transactions			50,000	2,219,344	2,219,344
Net Income (Loss)
Net Investment Income (Loss)		22		2,019,962	2,019,984
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(79)		(7,303,771)	(7,303,850)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		79		7,326,014	7,326,093
Net Income (Loss)		22		2,042,205	2,042,227
Net Change in Shareholders' Equity	—	22	50,000	4,261,549	4,261,571
Balance at June 30, 2025	40	$774	6,050,000	$117,009,111	$117,009,885

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$5,058,232	$2,042,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	50,000,000
Cost of affiliated investments purchased	(318,815,368)	(72,229,949)
Proceeds from affiliated investments sold	151,564,667	31,730,170
Net accretion of discount on United States Treasury Obligations	—	(895,674)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	18,178,106	(7,326,093)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(2,303,735)	—
Deposit with Commodity Broker	1,104,504	(4,718,748)
Dividends from affiliates	(593,093)	(78,174)
LME Commodity Futures Contracts	(1,689,231)	(792,251)
Management fees	107,281	49,429
Brokerage commissions and fees	—	(281)
Net cash provided by (used in) operating activities	(147,388,637)	(2,219,344)
Cash flows from financing activities:
Proceeds from purchases of Shares	254,297,330	25,063,627
Redemption of Shares	(104,380,112)	(22,844,283)
Net cash provided by (used in) financing activities	149,917,218	2,219,344
Net change in cash	2,528,581	—
Cash at beginning of period	3,455,919	—
Cash at end of period	$5,984,500	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$23,645	$1,977

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $9.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $13.00 and $13.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper, lead, nickel and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2026, the Fund had a receivable from the Commodity Broker of $4,432,803 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2025, the Fund had a receivable from the Commodity Broker of $2,743,572 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $79,657 and $134,637 for the three and six months ended June 30, 2026, respectively. The Managing Owner waived fees of $13,904 and $24,534 for the three and six months ended June 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$314,231,596	$—	$—	$314,231,596
Other Investments - Assets(a)
Commodity Futures Contracts	3,388,789	—	—	3,388,789
Other Investments - Liabilities(a)
Commodity Futures Contracts	(10,837,518)	—	—	(10,837,518)
Total Other Investments	(7,448,729)	—	—	(7,448,729)
Total Investments	$306,782,867	$—	$—	$306,782,867
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	146,980,895	—	—	146,980,895
Total Investments in Securities	146,980,895	—	—	146,980,895
Other Investments - Assets (a)
Commodity Futures Contracts	18,147,658	—	—	18,147,658
Other Investments - Liabilities (a)
Commodity Futures Contracts	(196,992)	—	—	(196,992)
Total Other Investments	17,950,666	—	—	17,950,666
Total Investments	$164,931,561	$—	$—	$164,931,561
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$3,388,789	$(10,837,518)	$18,147,658	$(196,992)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day's variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain (Loss) on Derivatives	For the Three Months Ended June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$12,783,215	$(7,201,193)
	Net Change in Unrealized Gain (Loss)	(10,614,048)	6,145,242
Total		$2,169,167	$(1,055,951)

	Location of Gain (Loss) on Derivatives	For the Six Months Ended June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$26,248,714	$(7,303,850)
	Net Change in Unrealized Gain (Loss)	(25,399,395)	7,378,410
Total		$849,319	$74,560

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$347,511,615	$112,226,507	$310,567,717	$111,965,500

Note 8 - Investments in Affiliates

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$263,861,126	$151,537,145	$(101,166,675)	$—	$—	$314,231,596	$2,865,141

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$146,980,895	$318,815,368	$(151,564,667)	$—	$—	$314,231,596	$4,872,820
Total	$146,980,895	$318,815,368	$(151,564,667)	$—	$—	$314,231,596	$4,872,820

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$48,393,442	$58,973,745	$(15,366,449)	$—	$—	$92,000,738	$594,297

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$51,500,959	$72,229,949	$(31,730,170)	$—	$—	$92,000,738	$1,094,253
Total	$51,500,959	$72,229,949	$(31,730,170)	$—	$—	$92,000,738	$1,094,253

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$23.45	$19.19	$22.88	$18.79
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.46	(0.03)	0.88	0.21
Net investment income (loss) (b)	0.17	0.18	0.32	0.34
Net income (loss)	0.63	0.15	1.20	0.55
Net asset value per Share, end of period	$24.08	$19.34	$24.08	$19.34
Market value per Share, beginning of period (c)	$23.49	$19.20	$22.94	$18.84
Market value per Share, end of period (c)	$24.11	$19.35	$24.11	$19.35

Ratio to average Net Assets (d)
Net investment income (loss)	2.69%	3.81%	2.66%	3.65%
Expenses, after waivers	0.70%	0.77%	0.70%	0.75%
Expenses, prior to waivers	0.79%	0.82%	0.79%	0.79%
Total Return, at net asset value (e)	2.69%	0.78%	5.24%	2.93%
Total Return, at market value (e)	2.64%	0.78%	5.10%	2.71%
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2026:

Index Commodity	Fund Weight (%)
Aluminum	27.98%
Copper	23.67
Copper-Grade A	24.68
Primary Nickel	11.10
Lead	3.95
Zinc	8.62
Closing Level as of June 30, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(147.4) million and $(2.2) million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2026, $151.6 million was received from sales of affiliated investments and $318.8 million was paid to purchase affiliated investments. $31.7 million was received from sales of affiliated investments and $72.2 million was paid to purchase affiliated investments during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, net deposits to/from the Commodity Broker were $1.1 million and $4.7 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $149.9 million and $2.2 million during the six months ended June 30, 2026 and 2025, respectively. This included $254.3 million and $25.1 million from Shares purchased by Authorized Participants and $104.4 million and $22.8 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBB - For the Three Months Ended June 30, 2026
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
3/31/2026
6/30/2026
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Six Months Ended June 30, 2026
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the three and six months ended June 30, 2026 and 2025” below provides an overview of the changes in the closing level of DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DB Aluminum Indices	(5.76)%	3.64%	1.96%	3.60%
DB Copper	9.26		6.89
DB Copper—Grade A Indices	7.39	1.72	6.54	13.09
DB Lead	(3.16)		(8.62)
DB Nickel Indices	(5.91)		(4.15)
DB Zinc Indices	9.66	(2.60)	12.39	(5.99)
AGGREGATE RETURN	1.98%	0.93%	3.84%	3.30%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026 the NYSE Arca market value of each Share increased from $23.49 per Share to $24.11 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $23.51 per Share (+0.09%) on April 07, 2026 and a high of $26.63 per Share (+13.37%) on June 02, 2026. The total return for the Fund on a market value basis was +2.64%.

Industrial metals performed positively during the second quarter of 2026, led by strong gains in copper and zinc, which more than offset weakness in aluminum, nickel, and lead. Copper was the largest contributor to returns, supported by continued investment in electrification, power grid upgrades, and AI-related infrastructure, reinforcing a favorable long-term demand outlook. The U.S.-Iran conflict added further support by disrupting global sulfur and sulfuric acid markets, raising processing costs and increasing concerns over potential supply constraints across several base metals. Aluminum was the largest detractor, pressured by ample supply and lingering concerns over global manufacturing activity, while nickel declined as worries over industrial demand and economic growth outweighed support from tighter Indonesian ore availability. Progress in U.S.-China trade negotiations also helped improve the demand outlook for industrial metals, contributing to gains in copper and zinc despite elevated geopolitical volatility.

For the three months ended June 30, 2025, the NYSE Arca market value of each Share increased from $19.20 per Share to $19.35 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $17.28 per Share (-10.00%) on April 08, 2025 and a high of $19.39 per Share (+0.99%) on June 27, 2025. The total return for the Fund on a market value basis was +0.78%.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share increased from $23.45 per Share to $24.08 per Share. Rising commodity futures contract prices for copper, copper - Grade A and zinc were partially offset by commodity futures contracts for aluminum, lead and nickel during the three months ended June 30, 2026 contributing to an overall 1.98% increase in the level of the Index and to a 2.93% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +2.69%.

Net income (loss) for the three months ended June 30, 2026 was $4.6 million, primarily resulting from $3.0 million of income, net realized gain (loss) of $12.8 million, net change in unrealized gain (loss) of $(10.6) million and net operating expenses of $0.6 million.

For the three months ended June 30, 2025, the NAV of each Share increased from $19.19 per Share to $19.34 per Share. Rising commodity futures contract prices for aluminum and copper were partially offset by falling commodity futures contract prices for zinc during the three months ended June 30, 2025 contributing to an overall 0.15% decrease in the level of the Index and to a 0.93% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +0.78%.

Net income (loss) for the three months ended June 30, 2025 was $0.0 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $(7.2) million, net change in unrealized gain (loss) of $6.1 million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026 the NYSE Arca market value of each Share increased from $22.94 per Share to $24.11 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $22.35 per Share (-2.57%) on March 20, 2026 and a high of $26.63 per Share (+16.09%) on June 02, 2026. The total return for the Fund on a market value basis was +5.10%.

Industrial metals generated positive returns year-to-date through the second quarter of 2026, led by strong gains in copper and zinc, which more than offset weakness in nickel and lead. After declining in the first quarter amid softening manufacturing data and growth concerns, copper rebounded sharply in the second quarter, supported by continued investment in electrification, power grid upgrades, and AI-related infrastructure, reinforcing a favorable long-term demand outlook. The U.S.-Iran conflict also supported the complex by disrupting global sulfur and sulfuric acid markets, raising concerns about higher processing costs and potential supply constraints across several base metals. Progress in U.S.-China trade negotiations further improved sentiment toward global industrial demand. Aluminum contributed positively to returns as tighter supply conditions earlier in the year supported prices, while zinc benefited from improving manufacturing expectations. Offsetting some of these gains, nickel and lead detracted from performance, with nickel pressured by concerns over industrial demand and global economic growth despite ongoing supply-side uncertainty.

For the six months ended June 30, 2025, the NYSE Arca market value of each Share increased from $18.84 per Share to $19.35 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $17.28 per Share (-8.28%) on April 08, 2025 and a high of $19.93 per Share (+5.79%) on March 17, 2025. The total return for the Fund on a market value basis was +2.71%.

Industrial metals had mixed results in the first half of 2025, with the Fund’s performance changing from quarter to quarter. The year started strong, led by copper gains amid Chinese restocking, hopes for stimulus, and front loading before tariffs pushed prices up. Support also came from infrastructure and defense spending in Europe, a weaker U.S. dollar, and expectations for more metals demand from global rebuilding efforts. But both zinc and aluminum faced pressure from economic worries and tariff angst. The second quarter was challenging, with sharp declines in April due to new tariffs and market uncertainty, especially for aluminum and zinc. Aluminum and copper improved in May and June, but zinc stayed weak. Overall, early strength in copper was offset by ongoing challenges for zinc and aluminum, leaving the Fund’s year-to-date performance only modestly higher.

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share increased from $22.88 per Share to $24.08 per Share. Rising commodity futures contract prices for aluminum, copper, copper - Grade A and zinc were partially offset by commodity futures contracts for lead and nickel during the six months ended June 30, 2026 contributing to an overall 3.84% increase in the level of the Index and to a 5.74% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +5.24%.

Net income (loss) for the six months ended June 30, 2026 was $5.1 million, primarily resulting from $5.3 million of income, net realized gain (loss) of $26.2 million, net change in unrealized gain (loss) of $(25.4) million and net operating expenses of $1.1 million.

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

Net income (loss) for the six months ended June 30, 2025 was $2.0 million, primarily resulting from $2.4 million of income, net realized gain (loss) of $(7.3) million, net change in unrealized gain (loss) of $7.3 million and net operating expenses of $0.4 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$347,902,966	0.90%	$7,379,621	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$202,523,707	0.75%	$3,540,832	9

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended June 30, 2026, the Fund’s redemptions of
Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	200,000	$24.37
May 1, 2026 to May 31, 2026	1,250,000	25.15
June 1, 2026 to June 30, 2026	1,000,000	24.66
Total	2,450,000	$24.89

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund –For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Base Metals Fund –For the Six Months

Ended June 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – June 30, 2026.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools