Form 10-Q
period 2026-09-30
INVESCO DB BASE METALS FUND
filed 2026-11-06
CIK 1383084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of outstanding Shares as of September 30, 2026: 13,600,000

INVESCO DB BASE METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Base Metals Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$315,461,972	$146,980,895
Other investments:
LME Commodity Futures Contracts receivable	5,231,431	2,743,572
Unrealized appreciation on LME Commodity Futures Contracts	11,036,815	14,464,805
Cash held by Custodian	—	3,455,919
Deposit with Commodity Broker	19,521,385	34,764,281
Receivable for:
Dividends from affiliates	996,864	409,882
Total assets	$352,248,467	$202,819,354
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$1,742,860	$—
Unrealized depreciation on LME Commodity Futures Contracts	5,024,195	196,992
Payable for:
Fund shares reacquired	1,264,787	—
Management fees	193,731	98,655
Total liabilities	$8,225,573	$295,647
Commitments and Contingencies (Note 10)
Equity
Shareholders' equity—General Shares	1,012	915
Shareholders' equity—Shares	344,021,882	202,522,792
Total shareholders' equity	344,022,894	202,523,707
Total liabilities and equity	$352,248,467	$202,819,354

General Shares outstanding	40	40
Shares outstanding	13,600,000	8,850,000
Net asset value per share	$25.30	$22.88
Market value per share	$25.29	$22.94

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $315,461,972)(a)(b)	91.70%	$315,461,972	315,461,972
Total Affiliated Investments (cost $315,461,972)	91.70%	$315,461,972

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
COMEX Copper	482	May - 2027	$81,879,750	$888,144	$888,144
LME Aluminum	1,199	December - 2026	95,109,476	(1,721,430)	(1,721,430)
LME Copper	243	March - 2027	87,586,313	7,193,417	7,193,417
LME Lead	269	March - 2027	12,795,321	(1,203,054)	(1,203,054)
LME Nickel	359	September - 2027	35,482,864	(2,099,711)	(2,099,711)
LME Zinc	325	March - 2027	30,937,725	3,843,398	3,843,398
Total Commodity Futures Contracts				$6,900,764	$6,900,764
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

Invesco DB Base Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$184,219	$222,674	$629,727	$1,561,898
Dividends from Affiliates	3,039,038	1,002,069	7,911,858	2,096,322
Total Income	3,223,257	1,224,743	8,541,585	3,658,220
Expenses
Management Fees	685,054	229,049	1,873,372	644,295
Brokerage Commissions and Fees	9,469	24,825	41,558	45,629
Interest Expense	19,492	—	43,137	1,977
Total Expenses	714,015	253,874	1,958,067	691,901
Less: Waivers	(81,983)	(23,849)	(216,620)	(48,383)
Net Expenses	632,032	230,025	1,741,447	643,518
Net Investment Income (Loss)	2,591,225	994,718	6,800,138	3,014,702
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	726,592	2,546,547	26,975,306	(4,757,303)
Net Realized Gain (Loss)	726,592	2,546,547	26,975,306	(4,757,303)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(52,317)
Commodity Futures Contracts	14,349,493	3,384,004	(11,049,902)	10,762,414
Net Change in Unrealized Gain (Loss)	14,349,493	3,384,004	(11,049,902)	10,710,097
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	15,076,085	5,930,551	15,925,404	5,952,794
Net Income (Loss)	$17,667,310	$6,925,269	$22,725,542	$8,967,496

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2026	40	$963	14,450,000	$347,902,003	$347,902,966
Purchases of Shares			1,250,000	31,598,303	31,598,303
Redemption of Shares			(2,100,000)	(53,145,685)	(53,145,685)
Net Increase (Decrease) due to Share Transactions			(850,000)	(21,547,382)	(21,547,382)
Net Income (Loss)
Net Investment Income (Loss)		(11)		2,591,236	2,591,225
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(134)		726,726	726,592
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		194		14,349,299	14,349,493
Net Income (Loss)		49		17,667,261	17,667,310
Net Change in Shareholders' Equity	—	49	(850,000)	(3,880,121)	(3,880,072)
Balance at September 30, 2026	40	$1,012	13,600,000	$344,021,882	$344,022,894

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$774	6,050,000	$117,009,111	$117,009,885
Purchases of Shares			700,000	13,750,203	13,750,203
Redemption of Shares			(600,000)	(11,704,264)	(11,704,264)
Net Increase (Decrease) due to Share Transactions			100,000	2,045,939	2,045,939
Net Income (Loss)
Net Investment Income (Loss)		1		994,717	994,718
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		43		2,546,504	2,546,547
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1		3,384,003	3,384,004
Net Income (Loss)		45		6,925,224	6,925,269
Net Change in Shareholders' Equity	—	45	100,000	8,971,163	8,971,208
Balance at September 30, 2025	40	$819	6,150,000	$125,980,274	$125,981,093

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$915	8,850,000	$202,522,792	$202,523,707
Purchases of Shares			11,600,000	285,895,633	285,895,633
Redemption of Shares			(6,850,000)	(167,121,988)	(167,121,988)
Net Increase (Decrease) due to Share Transactions			4,750,000	118,773,645	118,773,645
Net Income (Loss)
Net Investment Income (Loss)		29		6,800,109	6,800,138
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		115		26,975,191	26,975,306
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(47)		(11,049,855)	(11,049,902)
Net Income (Loss)		97		22,725,445	22,725,542
Net Change in Shareholders' Equity	—	97	4,750,000	141,499,090	141,499,187
Balance at September 30, 2026	40	$1,012	13,600,000	$344,021,882	$344,022,894

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$752	6,000,000	$112,747,562	$112,748,314
Purchases of Shares			2,000,000	38,813,830	38,813,830
Redemption of Shares			(1,850,000)	(34,548,547)	(34,548,547)
Net Increase (Decrease) due to Share Transactions			150,000	4,265,283	4,265,283
Net Income (Loss)
Net Investment Income (Loss)		23		3,014,679	3,014,702
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(36)		(4,757,267)	(4,757,303)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		80		10,710,017	10,710,097
Net Income (Loss)		67		8,967,429	8,967,496
Net Change in Shareholders' Equity	—	67	150,000	13,232,712	13,232,779
Balance at September 30, 2025	40	$819	6,150,000	$125,980,274	$125,981,093

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$22,725,542	$8,967,496
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	50,000,000
Cost of affiliated investments purchased	(405,239,419)	(84,883,963)
Proceeds from affiliated investments sold	236,758,342	41,616,921
Net accretion of discount on United States Treasury Obligations	—	(895,674)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	8,255,193	(10,710,097)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	1,742,860	—
Deposit with Commodity Broker	15,242,896	(7,513,456)
Dividends from affiliates	(586,982)	(98,691)
LME Commodity Futures Contracts	(2,487,859)	(742,282)
Management fees	95,076	(5,599)
Brokerage commissions and fees	—	62
Net cash provided by (used in) operating activities	(123,494,351)	(4,265,283)
Cash flows from financing activities:
Proceeds from purchases of Shares	285,895,633	38,813,830
Redemption of Shares	(165,857,201)	(34,548,547)
Net cash provided by (used in) financing activities	120,038,432	4,265,283
Net change in cash	(3,455,919)	—
Cash at beginning of period	3,455,919	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$43,137	$1,977

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Base Metals Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $9.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $9.00 and $13.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper, lead, nickel and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2026, the Fund had a receivable from the Commodity Broker of $5,231,431 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2025, the Fund had a receivable from the Commodity Broker of $2,743,572 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $81,983 and $216,620 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $23,849 and $48,383 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$315,461,972	$—	$—	$315,461,972
Other Investments - Assets(a)
Commodity Futures Contracts	11,924,959	—	—	11,924,959
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,024,195)	—	—	(5,024,195)
Total Other Investments	6,900,764	—	—	6,900,764
Total Investments	$322,362,736	$—	$—	$322,362,736
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	146,980,895	—	—	146,980,895
Total Investments in Securities	146,980,895	—	—	146,980,895
Other Investments - Assets (a)
Commodity Futures Contracts	18,147,658	—	—	18,147,658
Other Investments - Liabilities (a)
Commodity Futures Contracts	(196,992)	—	—	(196,992)
Total Other Investments	17,950,666	—	—	17,950,666
Total Investments	$164,931,561	$—	$—	$164,931,561
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$11,924,959	$(5,024,195)	$18,147,658	$(196,992)
(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day's variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain (Loss) on Derivatives	For the Three Months Ended September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$726,592	$2,546,547
	Net Change in Unrealized Gain (Loss)	14,349,493	3,384,004
Total		$15,076,085	$5,930,551

	Location of Gain (Loss) on Derivatives	For the Nine Months Ended September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$26,975,306	$(4,757,303)
	Net Change in Unrealized Gain (Loss)	(11,049,902)	10,762,414
Total		$15,925,404	$6,005,111

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$353,468,368	$121,286,162	$323,985,858	$115,189,570

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$314,231,596	$86,424,051	$(85,193,675)	$—	$—	$315,461,972	$3,039,038

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$146,980,895	$405,239,419	$(236,758,342)	$—	$—	$315,461,972	$7,911,858
Total	$146,980,895	$405,239,419	$(236,758,342)	$—	$—	$315,461,972	$7,911,858

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$92,000,738	$12,654,014	$(9,886,751)	$—	$—	$94,768,001	$1,002,069

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$51,500,959	$84,883,963	$(41,616,921)	$—	$—	$94,768,001	$2,096,322
Total	$51,500,959	$84,883,963	$(41,616,921)	$—	$—	$94,768,001	$2,096,322

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$24.08	$19.34	$22.88	$18.79
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.04	0.98	1.92	1.19
Net investment income (loss) (b)	0.18	0.16	0.50	0.50
Net income (loss)	1.22	1.14	2.42	1.69
Net asset value per Share, end of period	$25.30	$20.48	$25.30	$20.48
Market value per Share, beginning of period (c)	$24.11	$19.35	$22.94	$18.84
Market value per Share, end of period (c)	$25.29	$20.55	$25.29	$20.55

Ratio to average Net Assets (d)
Net investment income (loss)	2.84%	3.26%	2.72%	3.51%
Expenses, after waivers	0.69%	0.75%	0.70%	0.75%
Expenses, prior to waivers	0.78%	0.83%	0.78%	0.81%
Total Return, at net asset value (e)	5.07%	5.89%	10.58%	8.99%
Total Return, at market value (e)	4.90%	6.20%	10.24%	9.08%
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2026:

Index Commodity	Fund Weight (%)
Aluminum	27.65%
Copper	23.83
Copper-Grade A	25.51
Primary Nickel	10.31
Lead	3.72
Zinc	8.98
Closing Level as of September 30, 2026:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(123.5) million and $(4.3) million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026, $236.8 million was received from sales of affiliated investments and $405.2 million was paid to purchase affiliated investments. During the nine months ended September 30, 2025 $50.0 million was received from sales and maturing United States Treasury Obligations. $41.6 million was received from sales of affiliated investments and $84.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, net deposits to/from the Commodity Broker were $15.2 million and $7.5 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $120.0 million and $4.3 million during the nine months ended September 30, 2026 and 2025, respectively. This included $285.9 million and $38.8 million from Shares purchased by Authorized Participants and $165.9 million and $34.5 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ-OY INDUSTRIAL METALS ER

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBB - For the Three Months Ended September 30, 2026
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
6/30/2026
9/30/2026
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Three Months Ended September 30, 2025
Percentage Change
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
6/30/2025
9/30/2025
Date
NAV
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBB - For the Nine Months Ended September 30, 2026
Percentage Change
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
12/31/2025
9/30/2026
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
Market
DBIQ Opt Yield Industrial Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity Returns for the three and nine months ended September 30, 2026 and 2025” below provides an overview of the changes in the closing level of DBIQ-OY Industrial Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Industrial Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Industrial Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY INDUSTRIAL METALS TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025
DB Aluminum Indices	3.10%	4.04%	5.12%	7.79%
DB Copper	5.01		12.24
DB Copper—Grade A Indices	7.87	5.62	14.93	19.45
DB Lead	(1.82)		(10.29)
DB Nickel Indices	(3.14)		(7.16)
DB Zinc Indices	8.73	9.04	22.20	2.51
AGGREGATE RETURN	4.33%	6.17%	8.33%	9.67%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026 the NYSE Arca market value of each Share increased from $24.11 per Share to $25.29 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $23.96 per Share (-0.62%) on July 01, 2026 and a high of $26.33 per Share (+9.21%) on September 09, 2026. The total return for the Fund on a market value basis was +4.90%.

Industrial metals generated positive performance during the third quarter of 2026, led by copper. Uncertainty over potential US tariffs drew large volumes of refined copper into US warehouses, tightening availability in other regions and contributing to stronger performance from the London copper benchmark (LME) relative to US copper (CME). Both benchmarks nevertheless advanced as weaker-than-expected mine production, a tight concentrate market, and long-term demand from AI infrastructure, power grids, and electrification remained supportive. The Middle East conflict added to supply concerns by disrupting sulfur and sulfuric acid flows used in copper processing, increasing costs and potentially constraining refined output. Zinc also benefited from tight concentrate availability, while aluminum gained as disruptions to Gulf production and exports highlighted the region as a material source of global supply. Nickel was the largest detractor as ample Indonesian supply and softer demand expectations outweighed broader strength across the complex.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $24.08 per Share to $25.30 per Share. Rising commodity futures contract prices for aluminum copper, copper - Grade A and zinc were partially offset by falling commodity futures contracts for lead and nickel during the three months ended September 30, 2026, contributing to an overall 4.33% increase in the level of the Index and to a 5.34% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +5.07%.

Net income (loss) for the three months ended September 30, 2026 was $17.7 million, primarily resulting from $3.2 million of income, net realized gain (loss) of $0.7 million, net change in unrealized gain (loss) of $14.3 million and net operating expenses of $0.6 million.

For the three months ended September 30, 2025, the NAV of each Share increased from $19.34 per Share to $20.48 per Share. Rising commodity futures contract prices for aluminum, copper and zinc during the three months ended September 30, 2025 contributed to an overall 5.06% increase in the level of the Index and to a 6.17% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +5.89%.

Net income (loss) for the three months ended September 30, 2025 was $6.9 million, primarily resulting from $1.2 million of income, net realized gain (loss) of $2.5 million, net change in unrealized gain (loss) of $3.4 million and net operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share increased from $22.94 per Share to $25.29 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $22.35 per Share (-2.57%) on March 20, 2026 and a high of $26.63 per Share (+16.09%) on June 02, 2026. The total return for the Fund on a market value basis was +10.24%.

Industrial metals generated positive performance year-to-date through the third quarter of 2026, led by copper, zinc, and aluminum. Copper was the largest contributor as prospective US import tariffs encouraged traders to move metal into US storage, concentrating visible inventories on the CME and leaving the ex-US market increasingly tight. This regional imbalance helped LME copper outperform its US counterpart, although both delivered gains as weaker-than-expected mine production, a tight concentrate market, and growing consumption tied to AI data centers, grid modernization, and electrification reinforced the longer-term supply-demand outlook. Exceptionally low treatment and refining charges reflected intense competition for scarce concentrate, while Middle East conflict-related disruptions to sulfur and sulfuric acid supplies raised processing costs and concerns over refined metal availability. Zinc also benefited from concentrate tightness and depressed treatment charges. Aluminum contributed positively as the conflict disrupted Gulf production and shipping, underscoring the Middle East as a material source of primary aluminum supply. These gains more than offset weakness in nickel and lead, with nickel pressured by ample Indonesian supply and subdued industrial demand and lead weighed down by softer end-market conditions.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share increased from $22.88 per Share to $25.30 per Share. Rising commodity futures contract prices for aluminum, copper, copper - Grade A and zinc were partially offset by falling commodity futures contracts for lead and nickel during the nine months ended September 30, 2026, contributing to an overall 8.33% increase in the level of the Index and to a 11.39% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +10.58%.

Net income (loss) for the nine months ended September 30, 2026 was $22.7 million, primarily resulting from $8.5 million of income, net realized gain (loss) of $27.0 million, net change in unrealized gain (loss) of $(11.0) million and net operating expenses of $1.7 million.

For the nine months ended September 30, 2025, the NAV of each Share increased from $18.79 per Share to $20.48 per Share. Rising commodity futures contract prices for aluminum and copper during the nine months ended September 30, 2025 contributed to an overall 6.24% increase in the level of the Index and to a 9.67% increase in the level of the DBIQ-OY Industrial Metals TR™. The total return for the Fund on a NAV basis was +8.99%.

Net income (loss) for the nine months ended September 30, 2025 was $9.0 million, primarily resulting from $3.7 million of income, net realized gain (loss) of $(4.8) million, net change in unrealized gain (loss) of $10.7 million and net operating expenses of $0.6 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$344,022,894	0.91%	$7,346,421	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Base Metals Fund	$202,523,707	0.75%	$3,540,832	9

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended September 30, 2026, the Fund’s redemptions of
Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	350,000	$24.70
August 1, 2026 to August 31, 2026	900,000	25.43
September 1, 2026 to September 30, 2026	850,000	25.43
Total	2,100,000	$25.31

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Base Metals Fund – September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Base Metals Fund – September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Base Metals Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Base Metals Fund – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund –For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Base Metals Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Base Metals

Fund –For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Base Metals Fund – September 30, 2026.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Base Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools